Form 10-Q
period 2025-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2025-07-31
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 14, 2025:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	299,335,461
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended June 30, 2025

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

DB Pension Plans
Defined benefit pension plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

DB SERP
Defined Benefit Supplemental Executive Retirement Plan

Delta Solar Equity Holdings
Delta Solar Equity Holdings, LLC, a VIE in which Grand River Solar, LLC, a wholly owned subsidiary of NorthStar Clean Energy, has a 50‑percent interest

DIG
Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of NorthStar Clean Energy

Dodd-Frank Act
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DTE Electric
DTE Electric Company, a non‑affiliated company

EGLE
Michigan Department of Environment, Great Lakes, and Energy

Endangered Species Act
Federal Endangered Species Act of 1973, as amended

energy waste reduction
The reduction of energy consumption through energy efficiency and demand-side energy conservation, as established under Michigan law

EPA
U.S. Environmental Protection Agency

EPS
Earnings per share

ERP
Enterprise Resource Planning software

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
Internal Revenue Service

IT
Information technology

J.H. Campbell
J.H. Campbell Generating Complex, a three-unit coal-fueled electric generating facility comprised of Units 1 and 2, which are wholly owned by Consumers, and Unit 3, which Consumers jointly owns with the Michigan Public Power Agency, holding a 4.80‑percent interest, and Wolverine Power Supply Cooperative, Inc., holding a 1.89‑percent interest, each a non-affiliated company

kWh
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

MISO Tariff
MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff

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

NREPA
Part 201 of Michigan’s Natural Resources and Environmental Protection Act of 1994, as amended

NWO Holdco
NWO Holdco, L.L.C., a VIE in which NWO Holdco I, LLC, a wholly owned subsidiary of NWO Wind Equity Holdings, LLC, holds a Class B membership interest

NWO Wind Equity Holdings
NWO Wind Equity Holdings, LLC, a VIE in which Grand River Wind, LLC, a wholly owned subsidiary of NorthStar Clean Energy, has a 50‑percent interest

OBBBA
Federal One Big Beautiful Bill Act of 2025

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

Toshiba International
Toshiba International Corporation, a non-affiliated company

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
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, and supply chain disruptions
•the impact of new or modified regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•federal or executive actions, the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the financial compensation mechanism, the environment, regulation or deregulation, reliability, health care reforms, taxes, tax credits, accounting matters, tariffs, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies, regulations, or tariffs; accidents; explosions; physical disasters; global pandemics; cyber incidents; physical or cyber attacks; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies and/or convert economic development opportunities
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and energy and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•the ability of CMS Energy and Consumers to execute their financing strategies
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, the creation of municipal utilities, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to meet the renewable or clean energy standards required by the 2023 Energy Law or to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the ability to meet increases in electric demand associated with data centers
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material availability, quality, and pricing, tariffs, embargoes on equipment, supply chain disruptions, schedule delays, interconnection delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, environmental regulations, performance of contractors and counterparties, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on IT backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement and integrate technology successfully, including artificial intelligence
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies or interpretation of principles or policies
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2024 Form 10-K.

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
In the electric rate case it filed with the MPSC in June 2025, Consumers updated its Reliability Roadmap, a five-year strategy to improve Consumers’ electric distribution system and the reliability of the grid. The plan proposes spending through 2029 for projects designed to reduce the number and duration of power outages to customers through investment in infrastructure upgrades, vegetation management, and grid modernization. Consumers has requested rate recovery of the investments needed to achieve the Reliability Roadmap’s key objectives in its electric rate cases.
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
•raised the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO can be applied to meeting this standard, with certain limitations
•set a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard

•enhanced existing incentives for energy efficiency programs and returns earned on new clean or renewable PPAs
•created a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
•expanded the statutory cap on distributed generation resources to 10 percent of utility sales
Consumers filed updates to its renewable energy plan in November 2024 and plans to file updates to its Clean Energy Plan in 2026. Together, these updated plans will serve as Consumers’ blueprint to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and was most recently revised and approved by the MPSC in 2022 under Michigan’s integrated resource planning process. The Clean Energy Plan outlines Consumers’ long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers. This strategy includes:
•ending the use of coal in owned generation in 2025, 15 years sooner than initially planned
•purchasing the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in 2023
•soliciting capacity from sources able to deliver to Michigan’s Lower Peninsula, including battery storage facilities
In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. The order stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes Consumers to obtain cost recovery at FERC. Consumers has continued to make J.H. Campbell available in the MISO market, consistent with the order, and has filed a complaint at FERC seeking a modification of the MISO Tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. The U.S. Department of Energy may issue one or more subsequent orders to require the operation of J.H. Campbell past August 20, 2025. At this time Consumers cannot predict the long-term impact of this order, or similar orders and governmental actions, on the Clean Energy Plan.
Consumers’ proposed updates to its renewable energy plan include:
•up to 9,000 MW of both purchased and owned solar energy resources
•the addition of up to 2,800 MW of new, competitively bid wind energy resources
•the co-location of battery energy storage with its renewable energy assets to optimize those assets
Coupled with updates to the Clean Energy Plan, these actions will enable Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040, and will also contribute to Consumers’ achievement of the net-zero emissions goals discussed below.
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
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following goals for the five-year period 2023 through 2027:
•to enhance, restore, or protect 6,500 acres of land through 2027; Consumers had enhanced, restored, or protected more than 5,000 acres of land towards this goal through 2024
•to reduce water usage by 1.7 billion gallons through 2027; Consumers had reduced water usage by more than 1.3 billion gallons towards this goal through 2024
•to annually divert a minimum of 90 percent of waste from landfills (through waste reduction, recycling, and reuse); during 2024, Consumers’ rate of waste diverted from landfills was 92 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those related to regulation and reporting of greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with a triple-bottom-line approach that focuses on people, planet, and prosperity.
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
For the six months ended June 30, 2025, CMS Energy’s net income available to common stockholders was $500 million, and diluted EPS were $1.67. This compares with net income available to common stockholders of $480 million and diluted EPS of $1.61 for the six months ended June 30, 2024. In 2025, higher gas sales due primarily to favorable weather and electric and gas rate increases were offset partially by lower earnings at NorthStar Clean Energy and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to delivering safe, reliable, affordable, clean, and equitable energy in service of their customers and positively impacting the triple bottom line of people, planet, and prosperity. During the first half of 2025, CMS Energy and Consumers:
•announced the launch of “Green Giving,” a program enabling the general public to contribute to renewable energy while offering financial benefits to low-income customers, along with a new Residential Renewable Energy Program, which allows customers of all income levels to subscribe and match their energy usage with renewable energy sources, supporting clean energy initiatives
•moved forward with an aggressive plan to enhance grid reliability for nearly two million homes and businesses by clearing trees along 8,000 miles of power lines and creating a modern, stronger, and more resilient power grid through infrastructure upgrades and technology investments
•announced deployment of eight state-of-the-art vehicles that will survey the company’s nearly 30,000-mile gas distribution system to find methane emissions, enhancing safety and reliability for Consumers’ natural gas customers
•experienced early success with the underground power line pilot program in early 2025, with pilot areas seeing 100‑percent reduction in storm-related outages and improved customer satisfaction
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades, replacements, and clean generation. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program, which is subject to approval through general rate case and other MPSC proceedings, is expected to result in annual rate-base growth of more than 8 percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.

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
2024 Electric Rate Case: In March 2025, the MPSC issued an order authorizing an annual rate increase of $176 million, which is inclusive of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The approved rate increase is based on a 9.90‑percent authorized return on equity. The new rates became effective in April 2025.
2025 Electric Rate Case: In June 2025, Consumers filed an application with the MPSC seeking a rate increase of $460 million, made up of two components. First, Consumers requested a $436 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending April 30, 2027. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability. Second, Consumers requested approval of a $24 million surcharge for the recovery of distribution investments made during the 12 months ended

February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The MPSC must issue a final order in this case before or in April 2026.
2024 Gas Rate Case: In December 2024, Consumers filed an application with the MPSC seeking an annual rate increase of $248 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2026.In July 2025, Consumers revised its requested increase to $217 million. The MPSC must issue a final order in this case before or in October 2025.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2025	2024	Change	2025	2024	Change
Net Income Available to Common Stockholders	$198	$195	$3	$500	$480	$20
Basic Earnings Per Average Common Share	$0.67	$0.65	$0.02	$1.68	$1.61	$0.07
Diluted Earnings Per Average Common Share	$0.66	$0.65	$0.01	$1.67	$1.61	$0.06

In Millions
	Three Months Ended			Six Months Ended
June 30	2025	2024	Change	2025	2024	Change
Electric utility	$167	$170	$(3)	$291	$267	$24
Gas utility	25	15	10	238	184	54
NorthStar Clean Energy	22	16	6	4	47	(43)
Corporate interest and other	(16)	(6)	(10)	(33)	(18)	(15)
Net Income Available to Common Stockholders	$198	$195	$3	$500	$480	$20

Presented in the following table is a summary of changes to net income available to common stockholders for the three and six months ended June 30, 2025 versus 2024:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2024		$195		$480
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(3)		$15
Gas sales	20		80
Electric rate increase	35		80
Gas rate increase, including gain amortization in lieu of rate relief	13		35
Lower service restoration costs, net of 2025 deferred storm expense[1]	23		23
Higher income tax expense	(19)		(38)
Higher depreciation and amortization	(16)		(35)
Higher interest charges	(15)		(16)
Higher property taxes, reflecting higher capital spending	(7)		(14)
Higher vegetation management cost	(4)		(13)
Higher other maintenance and operating expenses	(13)		(13)
Higher IT expenses, including early-phase ERP implementation costs	(6)		(10)
Lower other income, net of expenses	—		(10)
Absence of ASP revenue, net of expense, due to sale in 2024	(1)		(6)
		$7		$78
NorthStar Clean Energy (see below for additional detail)		6		(43)
Corporate interest and other		(10)		(15)
June 30, 2025		$198		$500
1    See Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and six months ended June 30, 2025 versus 2024:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2024		$170		$267
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$35		$80
Lower revenue due primarily to lower sales volume, offset partially by sales mix	(15)		—
Higher energy waste reduction program revenues	8		15
Higher other revenues	12		15
		$40		$110
Maintenance and other operating expenses
Lower service restoration costs, net of 2025 deferred storm expense[2]	23		23
Higher vegetation management cost	(4)		(13)
Higher energy waste reduction program costs	(8)		(15)
Higher IT expenses, including early-phase ERP implementation costs	(4)		(7)
Higher other maintenance and operating expenses	(10)		(10)
		(3)		(22)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(13)		(21)
General taxes
Higher property taxes, reflecting higher capital spending		(5)		(7)
Other income, net of expenses		—		(7)
Interest charges		(10)		(11)
Income taxes
Higher electric utility pre-tax earnings	(3)		(12)
State deferred tax remeasurement[3]	(8)		(8)
Lower (higher) other income taxes	(1)		2
		(12)		(18)
June 30, 2025		$167		$291
1For the three months ended June 30, deliveries to end-use customers were 8.9 billion kWh in 2025 and 9.0 billion kWh in 2024. For the six months ended June 30, deliveries to end-use customers were 18.0 billion kWh in 2025 and 17.9 billion kWh in 2024.
2See Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.
3See Notes to the Unaudited Consolidated Financial Statements—Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and six months ended June 30, 2025 versus 2024:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2024		$15		$184
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$8		$18
Higher revenue due primarily to the absence of 2024 unfavorable weather	21		82
Higher energy waste reduction program revenues	2		12
Absence of ASP business revenue[2]	(3)		(19)
ASP gain customer bill credit[2]	(4)		(18)
Lower other revenues	(1)		—
		$23		$75
Maintenance and other operating expenses
Amortization of ASP gain[2]	9		33
Absence of 2024 ASP business expense[2]	2		13
Higher IT expenses, including early-phase ERP implementation costs	(2)		(3)
Higher energy waste reduction program costs	(2)		(12)
Higher maintenance and other operating expenses	(3)		(3)
		4		28
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(3)		(14)
General taxes
Higher property taxes, reflecting higher capital spending		(2)		(7)
Other income, net of expenses		—		(3)
Interest charges		(5)		(5)
Income taxes
Higher gas utility pre-tax earnings	(5)		(19)
State deferred tax remeasurement[3]	(4)		(4)
Lower other income taxes	2		3
		(7)		(20)
June 30, 2025		$25		$238
1For the three months ended June 30, deliveries to end-use customers were 49 Bcf in 2025 and 41 Bcf in 2024. For the six months ended June 30, deliveries to end-use customers were 184 Bcf in 2025 and 158 Bcf in 2024.
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
3See Notes to the Unaudited Consolidated Financial Statements—Note 7, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three and six months ended June 30, 2025 versus 2024:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2024	$16	$47
Reason for the change
Lower earnings from renewable projects, reflecting timing of achieving commercial operation	$(9)	$(27)
Lower operating earnings, primarily due to a planned major outage at DIG	(7)	(23)
Lower (higher) other expense	2	(3)
Lower tax expense	20	10
June 30, 2025	$22	$4
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three and six months ended June 30, 2025 versus 2024:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2024	$(6)	$(18)
Reasons for the change
Higher interest charges	$(17)	$(28)
Lower other expense	5	9
Higher gain on extinguishment of debt	24	2
Lower (higher) tax expense	(22)	2
June 30, 2025	$(16)	$(33)

Cash Position, Investing, and Financing
At June 30, 2025, CMS Energy had $925 million of consolidated cash and cash equivalents, which included $81 million of restricted cash and cash equivalents. At June 30, 2025, Consumers had $680 million of consolidated cash and cash equivalents, which included $81 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2024	$1,663
Reasons for the change
Higher net income	$43
Non‑cash transactions[1]	43
Unfavorable impact of changes in core working capital,[2] due primarily to fluctuations in gas prices	(171)
Unfavorable impact of changes in other assets and liabilities, due primarily to higher service restoration expenditures[3] and higher deposits for electric margins	(164)
Six Months Ended June 30, 2025	$1,414
Consumers
Six Months Ended June 30, 2024	$1,691
Reasons for the change
Higher net income	$81
Non‑cash transactions[1]	(18)
Unfavorable impact of changes in core working capital,[2] due primarily to fluctuations in gas prices	(127)
Unfavorable impact of changes in other assets and liabilities, due primarily to higher service restoration expenditures[3] and higher deposits for electric margins	(148)
Six Months Ended June 30, 2025	$1,479
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.
3See Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2024	$(1,246)
Reasons for the change
Higher capital expenditures	$(478)
Absence of proceeds from sale of ASP business in 2024	(124)
Other investing activities, primarily higher cost to retire property	(32)
Six Months Ended June 30, 2025	$(1,880)
Consumers
Six Months Ended June 30, 2024	$(1,176)
Reasons for the change
Higher capital expenditures	$(291)
Absence of proceeds from sale of ASP business in 2024	(124)
Other investing activities, primarily higher cost to retire property	(41)
Six Months Ended June 30, 2025	$(1,632)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the six months ended June 30, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2024	$124
Reasons for the change
Higher debt issuances	$1,745
Higher debt retirements	(408)
Lower repayments of notes payable	28
Lower issuances of common stock	(262)
Higher payments of dividends on common stock	(17)
Proceeds from sale of membership interests in VIEs	44
Other financing activities, primarily higher debt issuance costs	(41)
Six Months Ended June 30, 2025	$1,213
Consumers
Six Months Ended June 30, 2024	$125
Reasons for the change
Higher debt issuances	$524
Higher debt retirements	(42)
Lower repayments of notes payable	28
Lower stockholder contribution from CMS Energy	(170)
Absence of return of stockholder contribution to CMS Energy in 2024	320
Higher payments of dividends on common stock	(57)
Other financing activities	(14)
Six Months Ended June 30, 2025	$714

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the six months ended June 30, 2025, Consumers paid $416 million in dividends on its common stock to CMS Energy.
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
In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. As of June 30, 2025, these contracts had an aggregate sales price of $350 million, maturing through September 2026.
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. At June 30, 2025, CMS Energy had $512 million of its revolving credit facility available, NorthStar Clean Energy had $90 million available under its revolving credit facility, and Consumers had $1.3 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2025, there were no commercial paper notes outstanding under this program.
For additional details about these programs and facilities, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.

Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At June 30, 2025, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of June 30, 2025, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.56 to 1.0
NorthStar Clean Energy, including subsidiaries
Debt to capital[2]	< 0.50 to 1.0	0.11 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	3.35 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	2.02 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.52 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two-times the aggregate commitment under the revolving credit agreement at June 30, 2025.
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

Consumers Electric Utility Outlook and Uncertainties
Energy Transformation: Consumers’ Clean Energy Plan details its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers. Coupled with Consumers’ renewable energy plan, the Clean Energy Plan will be Consumers’ blueprint to meeting the requirements of the 2023 Energy Law. Among other things, this law:
•raised the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035
•set a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•created a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
While Consumers’ existing Clean Energy Plan, established under Michigan’s integrated resource planning process, provides a path towards meeting these requirements, Consumers will file updates to the plan in 2026 to expand and solidify that path. Additionally, Consumers filed updates to its renewable energy plan in November 2024 to propose plans to meet the increased renewable energy standard. Together, these plans will enable Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040. Also through its Clean Energy Plan, Consumers continues to make progress on expanding its customer programs, namely its demand response, energy efficiency, and conservation voltage reduction programs, as well as increasing its renewable energy generation.
The strategy outlined in Consumers’ Clean Energy Plan includes ending the use of coal in owned generation in 2025. In 2023, Consumers retired the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, and as authorized by the MPSC, issued securitization bonds to finance the recovery of and return on those units. Additionally, Consumers had planned to retire J.H. Campbell, totaling 1,407 MW of nameplate capacity, in May 2025. The MPSC authorized regulatory asset treatment for Consumers to recover the remaining book value of these units, as well as a 9.0‑percent return on equity, commencing upon their planned retirement.
In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. The order stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes Consumers to obtain cost recovery at FERC. Consumers has continued to make J.H. Campbell available in the MISO market, consistent with the order, and has filed a complaint at FERC seeking a modification of the MISO Tariff to establish a mechanism for recovery and allocation of the cost to comply with this order.
In June 2025, several third-party stakeholders, including the Michigan Attorney General, the Organization of MISO States, and a group of environmental and public interest groups, asked the U.S. Department of Energy to reconsider the emergency order. In July 2025, after the U.S. Department of Energy took no action on those requests, several parties filed petitions for review of the emergency order in federal court. The U.S. Department of Energy may issue one or more subsequent orders to require the operation of J.H. Campbell past August 20, 2025. Consumers cannot predict the likelihood or content of future orders, the result of third-party legal challenges to the order or orders, or the manner by which rate recovery will be allocated. For additional details on the emergency order, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.

In order to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy, Consumers purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, in 2023. Consumers has also contracted to purchase 700 MW of capacity from battery storage facilities, which will be located in Michigan’s Lower Peninsula and are expected to be operational by 2028. In an April 2025 report, the MPSC Staff indicated that Consumers’ share of the 2,500‑MW statewide energy storage target established by the 2023 Energy Law is 817 MW.
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
Under Consumers’ existing renewable energy plan, most recently amended and approved by the MPSC in August 2024, 15 percent of the electricity supplied to customers comes from renewable energy sources. In accordance with this plan, Consumers has acquired three wind generation projects, totaling 517 MW of nameplate capacity, since 2020; the last of these projects became operational in 2023. The MPSC authorized Consumers to earn a 10.7‑percent return on equity on these projects. The MPSC also approved the execution of a 20‑year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and renewable energy credits from a solar generating facility that began operations in October 2024.
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

4,000
3,000
2,000
1,000
0
Capacity (MW)
250
250
475
859
825
1,379
1,575
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
•Michigan’s economic conditions, including data center expansion; utilization, expansion, or contraction of large commercial and industrial facilities; economic development; population trends; electric vehicle adoption; and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at 10 percent of

Consumers’ sales, with certain exceptions. At June 30, 2025, electric deliveries under the ROA program were at the 10‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
In January 2025, the Sixth Circuit Court of Appeals issued an opinion finding that the MPSC’s imposition of a local clearing requirement on individual electric suppliers would discriminate against interstate commerce. The Court of Appeals remanded to the District Court for a determination of whether the local clearing requirement discriminated against interstate commerce and whether the MPSC’s regulation survives a strict scrutiny standard, which depends on a determination of whether the local clearing requirement is the only means of achieving the state’s goal of securing reliable energy supply. In January 2025, Consumers filed a petition for rehearing and en banc review with the Sixth Circuit Court of Appeals, requesting the Court to reconsider and reverse the panel’s opinion. In February 2025, the Sixth Circuit Court of Appeals issued an order denying Consumers’ petition for rehearing and en banc review. The case has therefore been remanded to the District Court for the Eastern District of Michigan for consideration of whether the MPSC’s local clearing requirement meets the strict scrutiny standard pursuant to the Court of Appeals’ decision. The remanded proceeding has begun at the Eastern District Court; there is no deadline for decision.
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
Additionally, as directed by the MPSC, the MPSC Staff engaged a third‑party auditor to review all equipment and operations of the two utilities’ distribution systems. In September 2024, the MPSC Staff released the third-party auditor’s final report on its audit of Consumers’ distribution system. The report included several recommendations to improve Consumers’ distribution system and associated processes and procedures. Consumers filed a response to the audit report in November 2024. In June 2025, the MPSC issued an order adopting the audit’s findings and recommendations. Consumers is committed to working with the MPSC to continue improving electric reliability and safety in Michigan.
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
2025 Electric Rate Case: In June 2025, Consumers filed an application with the MPSC seeking a rate increase of $460 million, made up of two components. First, Consumers requested a $436 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending April 30, 2027. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability. Second, Consumers requested approval of a $24 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders.
Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected 12-Month Period Ending April 30	2027
Investment in rate base	$194
Operating and maintenance costs	158
Cost of capital	77
Sales and other revenue	7
Subtotal	$436
Surcharge	24
Total	$460
The MPSC must issue a final order in this case before or in April 2026.
FERC Proceeding for J.H. Campbell Cost Recovery: In June 2025, Consumers filed a complaint at FERC seeking a modification of the MISO Tariff that would enable Consumers to recover the costs of complying with the U.S. Department of Energy’s May 2025 emergency order requiring continued operation of J.H. Campbell. Consumers’ complaint seeks a mechanism in the MISO Tariff that would allow allocation of those compliance costs across the MISO North and Central regions, consistent with the nature of the energy emergency declared in the U.S. Department of Energy order. FERC has not yet issued an order on this request. If FERC approves the request, Consumers will subsequently file a request for approval of its specific compliance costs under the approved MISO Tariff recovery mechanism.

Retention Incentive Program:In accordance with its Clean Energy Plan, and absent an extension of the May 2025 emergency order or other government order, Consumers plans to retire J.H. Campbell in 2025. In order to ensure necessary staffing at J.H. Campbell through retirement, Consumers has implemented a retention incentive program. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be less than $50 million; Consumers expects to recognize $5 million of retention benefit costs in 2025. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. For additional details on this program, see Notes to the Unaudited Consolidated Financial Statements—Note 12, Exit Activities.
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
MATS, emission standards for electric generating units published by the EPA based on Section 112 of the Clean Air Act, continue to apply to Consumers. In June 2025, the EPA issued a proposed rule to repeal changes made to the MATS rule in 2024. The company has complied, and continues to comply, with the MATS regulation and both the 2024 and 2025 versions of MATS have minimal impacts on Consumers’ electric generating units. Consumers does not expect MATS to materially impact its environmental strategy.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens emission allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. In June 2024, the U.S. Supreme Court stayed the Good Neighbor Plan pending judicial review and, as a result, the allowance requirements for Michigan reverted back to the prior effective CSAPR ozone season rule. Regardless of the outcome of this litigation and which version of the rule applies, Consumers expects this regulation will have minimal financial and operational impact in the near and/or long term.
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
In December 2024, the EPA published a proposal to amend new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This may impact future gas-fueled, simple-cycle turbine projects. Consumers, in conjunction with industry stakeholder groups, submitted comments on the proposed rule and will continue monitoring this rulemaking.
Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional actions. This evaluation could result in:
•a change in Consumers’ fuel mix
•changes in the types of generating units Consumers may purchase or build in the future
•changes in how certain units are operated, including the installation of additional emission control equipment
•the retirement, mothballing, extended operation, or repowering with an alternative fuel of some of Consumers’ generating units
•changes in Consumers’ environmental compliance costs
•the purchase or sale of allowances
Greenhouse Gases: There have been numerous legislative, executive, and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation and reporting of greenhouse gases. Consumers continues to monitor and comment on these initiatives, as appropriate.
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil-fueled steam electric generating units. These rules do not address existing combustion turbine electric generating units. In June 2025, the EPA issued a proposed rule containing two different pathways to rescind these requirements. Consumers does not expect these proposed changes will have a significant impact on its existing gas- and oil-fueled steam electric generating assets. Consumers will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
•replace equipment
•install additional emission control equipment
•purchase emission allowances or credits (including potential greenhouse gas offset credits)
•curtail operations or modify existing facility retirement schedules
•arrange for alternative sources of supply
•purchase or build facilities that generate fewer emissions
•mothball, sell, or retire facilities that generate certain emissions
•pursue energy efficiency or demand response measures more swiftly
•take other steps to manage, sequester, or lower the emission of greenhouse gases
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
In May 2024, the EPA finalized a rule regulating legacy CCR surface impoundments and CCR management units in response to litigation that exempted inactive impoundments at inactive facilities from the 2015 CCR rule. The new rule adopts minimum standards for impoundments at electric generating facilities that became inactive before the 2015 CCR rule’s effective date. During 2024, owners and operators were required to assess whether an inactive facility contains a legacy surface impoundment and then, for identified locations, proceed with the compliance schedule. Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, but that do not meet the closure technical and performance standards of the May 2024 rule. These include inactive CCR landfills that were previously exempted from regulation but that are now considered CCR management units. Owners are required to conduct an evaluation at active facilities and any inactive facilities with at least one legacy impoundment to identify CCR management units and determine an appropriate course of action (closure, groundwater treatment, etc.) for each identified unit according to established compliance milestone schedules. A direct final rule extending the compliance milestone schedule was issued by EPA. This extension does not have a material impact on Consumers’ compliance strategy.
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
The EPA also regulates the discharge of wastewater through its effluent limitation guidelines for steam electric generating plants. In 2020, the EPA revised previous guidelines related to the discharge of certain wastewater, but allowed for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension for J.H. Campbell, which it plans to retire in 2025. In April 2024, the EPA released a final rule updating its effluent limitation guidelines for existing coal-fueled units. This rule regulates additional wastewater streams previously not regulated, including combustion residual leachate and legacy wastewater. Consumers has submitted timely NPDES permit applications and will be working with EGLE to incorporate applicable provisions during the permit renewal process.
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
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act of 1940 and changes to permitting may impact operations at Consumers’ facilities. In February 2024, the U.S. Fish and Wildlife Service published a final rule providing for bald eagle general permits for qualifying wind farms and electric distribution systems. Consumers has received, or is pursuing, bald eagle general permits for all its wind farms. While any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, Consumers does not expect any material changes to its environmental strategy or Clean Energy Plan as a result of this rule.
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
2024 Gas Rate Case: In December 2024, Consumers filed an application with the MPSC seeking an annual rate increase of $248 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2026. In July 2025, Consumers revised its requested increase to $217 million.
Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected 12-Month Period Ending October 31	2026
Investment in rate base	$104
Operating and maintenance costs	43
Cost of capital	44
Sales/gross margin	26
Total	$217
The MPSC must issue a final order in this case before or in October 2025.
Gas Pipeline and Storage Integrity and Safety: Consumers’ gas operations are governed by federal and state pipeline safety rules, and there are robust processes and procedures in place to maintain compliance with these regulations. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published various rules that revise federal safety standards for gas transmission pipelines and underground storage facilities. Consumers has implemented measures to achieve compliance with the revised rules. There are also proposed rules expanding requirements for gas distribution systems and leak detection and repair, although these rules are subject to reconsideration by the current administration. Under the proposed rules, Consumers will incur increased capital and increased operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of existing pipelines and storage facilities.

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
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. As of 2023, three counties in western Michigan have been designated as not meeting the ozone standard. Based on recent data, the EPA reclassified these counties from “moderate” to “serious” nonattainment, which has more stringent requirements. One of Consumers’ compressor stations is in a serious ozone nonattainment area. Consequently, Consumers has initiated plans to retrofit equipment at this compressor station to lower NOx emissions. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.
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
Consumers has already initiated work in these key areas by continuing to expand its energy waste reduction targets and by offering gas customers the ability to offset their carbon footprint associated with natural gas use by purchasing renewable natural gas and/or carbon credits associated with Michigan forest preservation. Consumers has two renewable natural gas facilities under construction scheduled for commercial operation in late 2025. Consumers is evaluating and monitoring newer technologies to determine their role in achieving Consumers’ interim and long-term net-zero goals, including biofuels, geothermal, synthetic methane, carbon capture sequestration systems, and other innovative technologies.
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
Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects, including changes to tax and trade policy
•changes in energy, capacity, and other commodity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with ownership interests in facilities that involve tax equity financing
•representations, warranties, and indemnities provided in connection with sales of assets
•delays or difficulties in obtaining environmental permits or in constructing and developing projects, including those arising from the performance of contractors, suppliers, or other counterparties.
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens emission allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. In June 2024, the U.S. Supreme Court stayed the Good Neighbor Plan pending judicial review and, as a result, the allowance requirements for Michigan reverted back to the prior effective CSAPR ozone season rule. Under the 2023 revision, NorthStar Clean Energy could incur increased costs to purchase allowances or retrofit equipment.

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
In December 2024, the EPA published a proposal to amend new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This may impact future gas-fueled, simple-cycle turbine projects. NorthStar Clean Energy will monitor this rulemaking.
For additional details regarding the ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil-fueled steam electric generating units. These rules do not address existing combustion turbine electric generating units. In June 2025, the EPA issued a proposed rule containing two different pathways to rescind these requirements. Neither pathway impacts NorthStar Clean Energy’s existing facilities. NorthStar Clean Energy will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
Other Outlook and Uncertainties
Union Contract: The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. In May 2025, Consumers and the UWUA ratified a new five-year contract for its operating, maintenance, and construction bargaining unit. In July 2025, Consumers and the UWUA ratified a new five-year contract with customer contact center employees. Consumers and the United Steelworkers labor union will commence negotiations for a new five-year contract for its Zeeland plant bargaining unit in August 2025. The existing contract expires on October 1, 2025.
Tax Legislation: CMS Energy and Consumers are subject to changing tax laws. In July 2025, President Trump signed into law the OBBBA. The legislation allows for the immediate expensing of domestic research and development costs and includes changes to clean energy tax credits enacted by the Inflation Reduction Act of 2022. While the OBBBA restores, and makes permanent, the 100‑percent bonus depreciation deduction, it also retains a provision that allows utilities to take a full deduction of interest expense in lieu of 100‑percent bonus depreciation. CMS Energy and Consumers are still evaluating the potential impacts of the OBBBA and related executive actions; however, CMS Energy and Consumers do not anticipate a material impact on their respective financial statements.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2025	2024	2025	2024
Operating Revenue	$1,838	$1,607	$4,285	$3,783
Operating Expenses
Fuel for electric generation	134	114	351	270
Purchased and interchange power	439	349	819	663
Purchased power – related parties	30	16	48	34
Cost of gas sold	124	66	507	417
Maintenance and other operating expenses	397	404	802	806
Depreciation and amortization	288	273	676	641
General taxes	109	102	271	257
Total operating expenses	1,521	1,324	3,474	3,088
Operating Income	317	283	811	695
Other Income (Expense)
Non-operating retirement benefits, net	47	41	89	85
Other income	95	77	109	121
Other expense	(5)	(5)	(11)	(7)
Total other income	137	113	187	199
Interest Charges
Interest on long-term debt	199	171	386	343
Interest expense – related parties	3	3	6	6
Other interest expense	—	5	(1)	7
Allowance for borrowed funds used during construction	(3)	(6)	(6)	(6)
Total interest charges	199	173	385	350
Income Before Income Taxes	255	223	613	544
Income Tax Expense	62	41	125	99
Net Income	193	182	488	445
Loss Attributable to Noncontrolling Interests	(8)	(16)	(17)	(40)
Net Income Attributable to CMS Energy	201	198	505	485
Preferred Stock Dividends	3	3	5	5
Net Income Available to Common Stockholders	$198	$195	$500	$480
Basic Earnings Per Average Common Share	$0.67	$0.65	$1.68	$1.61
Diluted Earnings Per Average Common Share	$0.66	$0.65	$1.67	$1.61
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2025	2024	2025	2024
Net Income	$193	$182	$488	$445
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	—	—	—	1
Other Comprehensive Income	—	—	—	1
Comprehensive Income	193	182	488	446
Comprehensive Loss Attributable to Noncontrolling Interests	(8)	(16)	(17)	(40)
Comprehensive Income Attributable to CMS Energy	$201	$198	$505	$486
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2025	2024
Cash Flows from Operating Activities
Net income	$488	$445
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	676	641
Deferred income taxes and investment tax credits	124	79
Other non‑cash operating activities and reconciling adjustments	(144)	(107)
Changes in assets and liabilities
Accounts receivable and accrued revenue	80	153
Inventories	34	158
Accounts payable and accrued rate refunds	24	(2)
Other current assets and liabilities	117	129
Other non‑current assets and liabilities	15	167
Net cash provided by operating activities	1,414	1,663
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,772)	(1,294)
Proceeds from sale of ASP business	—	124
Cost to retire property and other investing activities	(108)	(76)
Net cash used in investing activities	(1,880)	(1,246)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,449	704
Retirement of debt	(841)	(433)
Decrease in notes payable	(65)	(93)
Issuance of common stock	17	279
Payment of dividends on common and preferred stock	(331)	(314)
Proceeds from the sale of membership interests in VIEs	44	—
Other financing costs	(60)	(19)
Net cash provided by financing activities	1,213	124
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	747	541
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	178	248
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$925	$789
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$537	$259

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2025	December 31 2024
Current Assets
Cash and cash equivalents	$844	$103
Restricted cash and cash equivalents	81	75
Accounts receivable and accrued revenue, less allowance of $30 in 2025 and $23 in 2024	924	1,049
Accounts receivable – related parties	12	14
Inventories at average cost
Gas in underground storage	402	435
Materials and supplies	305	299
Generating plant fuel stock	29	35
Deferred property taxes	324	448
Regulatory assets	132	229
Prepayments and other current assets	140	103
Total current assets	3,193	2,790
Plant, Property, and Equipment
Plant, property, and equipment, gross	35,962	34,932
Less accumulated depreciation and amortization	9,865	9,569
Plant, property, and equipment, net	26,097	25,363
Construction work in progress	2,750	2,098
Total plant, property, and equipment	28,847	27,461
Other Non‑current Assets
Regulatory assets	3,570	3,569
Accounts receivable	68	20
Investments	62	69
Postretirement benefits	1,705	1,627
Other	254	384
Total other non‑current assets	5,659	5,669
Total Assets	$37,699	$35,920

LIABILITIES AND EQUITY
In Millions
	June 30 2025	December 31 2024
Current Liabilities
Current portion of long-term debt and finance leases	$1,125	$1,195
Notes payable	—	65
Accounts payable	1,139	1,085
Accounts payable – related parties	7	8
Accrued rate refunds	4	38
Accrued interest	170	156
Accrued taxes	461	654
Regulatory liabilities	93	111
Other current liabilities	197	209
Total current liabilities	3,196	3,521
Non‑current Liabilities
Long-term debt	16,781	15,194
Non-current portion of finance leases	139	112
Regulatory liabilities	4,164	4,067
Postretirement benefits	93	96
Asset retirement obligations	747	728
Deferred investment tax credit	120	122
Deferred income taxes	3,079	2,925
Other non‑current liabilities	409	407
Total non‑current liabilities	25,532	23,651
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 299.3 shares in 2025 and 298.8 shares in 2024	3	3
Other paid-in capital	5,998	6,009
Accumulated other comprehensive loss	(41)	(41)
Retained earnings	2,210	2,035
Total common stockholders’ equity	8,170	8,006
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	8,394	8,230
Noncontrolling interests	577	518
Total equity	8,971	8,748
Total Liabilities and Equity	$37,699	$35,920
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2025	2024	2025	2024
Total Equity at Beginning of Period	$8,923	$8,506	$8,748	$8,125
Common Stock
At beginning and end of period	3	3	3	3
Other Paid-in Capital
At beginning of period	5,975	5,975	6,009	5,705
Common stock issued	23	16	35	297
Common stock repurchased	—	—	(12)	(11)
Adjustment for sale of membership interests in VIEs	—	—	(34)	—
At end of period	5,998	5,991	5,998	5,991
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(41)	(45)	(41)	(46)
Amortization of net actuarial loss	—	—	—	1
At end of period	(41)	(45)	(41)	(45)
Retained Earnings
At beginning of period	2,174	1,789	2,035	1,658
Net income attributable to CMS Energy	201	198	505	485
Dividends declared on common stock	(162)	(154)	(325)	(308)
Dividends declared on preferred stock	(3)	(3)	(5)	(5)
At end of period	2,210	1,830	2,210	1,830
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224	224	224
Noncontrolling Interests
At beginning of period	588	560	518	581
Sale of membership interests in VIEs	—	—	78	—
Loss attributable to noncontrolling interests	(8)	(16)	(17)	(40)
Other changes in noncontrolling interests	(3)	(6)	(2)	(3)
At end of period	577	538	577	538
Total Equity at End of Period	$8,971	$8,541	$8,971	$8,541
Dividends declared per common share	$0.5425	$0.5150	$1.0850	$1.0300
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625	$0.5250	$0.5250
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2025	2024	2025	2024
Operating Revenue	$1,746	$1,533	$4,094	$3,630
Operating Expenses
Fuel for electric generation	113	91	306	216
Purchased and interchange power	394	337	729	643
Purchased power – related parties	30	16	48	34
Cost of gas sold	123	66	505	416
Maintenance and other operating expenses	376	377	749	755
Depreciation and amortization	276	261	651	617
General taxes	106	99	265	251
Total operating expenses	1,418	1,247	3,253	2,932
Operating Income	328	286	841	698
Other Income (Expense)
Non-operating retirement benefits, net	45	38	84	79
Other income	19	26	29	43
Other expense	(4)	(5)	(7)	(7)
Total other income	60	59	106	115
Interest Charges
Interest on long-term debt	131	120	253	241
Interest expense – related parties	10	7	20	13
Other interest expense	3	3	3	5
Allowance for borrowed funds used during construction	(3)	(4)	(5)	(4)
Total interest charges	141	126	271	255
Income Before Income Taxes	247	219	676	558
Income Tax Expense	59	41	142	105
Net Income	188	178	534	453
Preferred Stock Dividends	1	1	1	1
Net Income Available to Common Stockholder	$187	$177	$533	$452
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2025	2024	2025	2024
Net Income	$188	$178	$534	$453
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$188	$178	$534	$453
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2025	2024
Cash Flows from Operating Activities
Net income	$534	$453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	651	617
Deferred income taxes and investment tax credits	66	76
Other non‑cash operating activities and reconciling adjustments	(80)	(38)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	95	151
Inventories	33	158
Accounts payable and accrued rate refunds	59	5
Other current assets and liabilities	125	114
Other non-current assets and liabilities	(4)	155
Net cash provided by operating activities	1,479	1,691
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,519)	(1,228)
Proceeds from sale of ASP business	—	124
Cost to retire property and other investing activities	(113)	(72)
Net cash used in investing activities	(1,632)	(1,176)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,123	599
Retirement of debt	(57)	(15)
Decrease in notes payable	(65)	(93)
Stockholder contribution	150	320
Return of stockholder contribution	—	(320)
Payment of dividends on common and preferred stock	(417)	(360)
Other financing costs	(20)	(6)
Net cash provided by financing activities	714	125
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	561	640
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	119	56
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$680	$696
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$425	$255
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2025	December 31 2024
Current Assets
Cash and cash equivalents	$599	$44
Restricted cash and cash equivalents	81	75
Accounts receivable and accrued revenue, less allowance of $30 in 2025 and $23 in 2024	884	1,019
Accounts and notes receivable – related parties	10	17
Inventories at average cost
Gas in underground storage	402	435
Materials and supplies	296	291
Generating plant fuel stock	25	30
Deferred property taxes	324	448
Regulatory assets	132	229
Prepayments and other current assets	130	86
Total current assets	2,883	2,674
Plant, Property, and Equipment
Plant, property, and equipment, gross	34,406	33,434
Less accumulated depreciation and amortization	9,600	9,310
Plant, property, and equipment, net	24,806	24,124
Construction work in progress	2,253	1,766
Total plant, property, and equipment	27,059	25,890
Other Non-current Assets
Regulatory assets	3,570	3,569
Accounts receivable	74	26
Accounts and notes receivable – related parties	90	92
Postretirement benefits	1,586	1,514
Other	205	323
Total other non-current assets	5,525	5,524
Total Assets	$35,467	$34,088

LIABILITIES AND EQUITY
In Millions
	June 30 2025	December 31 2024
Current Liabilities
Current portion of long-term debt and finance leases	$576	$456
Notes payable	—	65
Accounts payable	1,029	917
Accounts payable – related parties	15	12
Accrued rate refunds	4	38
Accrued interest	140	130
Accrued taxes	522	678
Regulatory liabilities	93	111
Other current liabilities	152	185
Total current liabilities	2,531	2,592
Non-current Liabilities
Long-term debt	11,581	10,818
Long-term debt – related parties	1,004	823
Non-current portion of finance leases	86	69
Regulatory liabilities	4,164	4,067
Postretirement benefits	68	70
Asset retirement obligations	713	694
Deferred investment tax credit	120	122
Deferred income taxes	3,148	3,053
Other non-current liabilities	354	349
Total non-current liabilities	21,238	20,065
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	8,324	8,174
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	2,507	2,390
Total common stockholder’s equity	11,661	11,394
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	11,698	11,431
Total Liabilities and Equity	$35,467	$34,088
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2025	2024	2025	2024
Total Equity at Beginning of Period	$11,656	$10,810	$11,431	$10,800
Common Stock
At beginning and end of period	841	841	841	841
Other Paid-in Capital
At beginning of period	8,324	7,759	8,174	7,759
Stockholder contribution	—	—	150	320
Return of stockholder contribution	—	—	—	(320)
At end of period	8,324	7,759	8,324	7,759
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning and end of period	(11)	(15)	(11)	(15)
Retained Earnings
At beginning of period	2,465	2,188	2,390	2,178
Net income	188	178	534	453
Dividends declared on common stock	(145)	(94)	(416)	(359)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	2,507	2,271	2,507	2,271
Cumulative Preferred Stock
At beginning and end of period	37	37	37	37
Total Equity at End of Period	$11,698	$10,893	$11,698	$10,893
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

In March 2025, the MPSC issued an order authorizing an annual rate increase of $176 million, which is inclusive of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The approved rate increase is based on a 9.90‑percent authorized return on equity. The new rates became effective in April 2025.
J.H. Campbell Emergency Order: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. The order stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes Consumers to obtain cost recovery at FERC. Consumers has continued to make J.H. Campbell available in the MISO market, consistent with the order, and has filed a complaint at FERC seeking a modification of the MISO Tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. Between the start of the emergency order and June 30, 2025, the net financial impact of complying with the order was $29 million, for which recovery will be sought through FERC in a subsequent proceeding after a modification to the MISO Tariff is established.
Service Restoration Cost Deferral Application: As a result of catastrophic storms in Consumers’ electric service territory, Consumers incurred significant service restoration costs during March and April 2025. In April 2025, Consumers filed with the MPSC an ex parte application requesting approval to defer, as a regulatory asset, operating and maintenance expenses associated with the storms. In June 2025, the MPSC approved the application, authorizing the deferral of these expenses for accounting purposes. At June 30, 2025, Consumers had deferred $54 million of these costs as a regulatory asset, recovery for which will be requested in a future rate case.
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
At June 30, 2025, CMS Energy had a recorded liability of $47 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of 1 percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $59 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2025 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $4 million and $5 million. At June 30, 2025, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2025, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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

Ludington Overhaul Contract Dispute: Consumers and DTE Electric, co-owners of Ludington, entered into a 2010 engineering, procurement, and construction agreement with Toshiba International, under which Toshiba International contracted to perform a major overhaul and upgrade of Ludington. Toshiba International later assigned the contract and all of its obligations to TAES. TAES’ work under the contract was incomplete, defective, and non‑conforming. Consumers and DTE Electric repeatedly documented TAES’ failure to perform under the contract and demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. Consumers and DTE Electric engaged in extensive efforts to resolve these issues with TAES, including a formal demand to TAES’ parent, Toshiba, under a parent guaranty it provided. TAES did not provide a comprehensive plan or otherwise meet its performance obligations. As a result of TAES’ defaults, Consumers and DTE Electric terminated the contract.
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

At June 30, 2025, Consumers had a recorded liability of $59 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2025 and in each of the next five years:

In Millions
	2025	2026	2027	2028	2029	2030
Remediation and other response activity costs	$2	$7	$9	$24	$7	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2025, Consumers had a regulatory asset of $86 million related to the MGP sites.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2025:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	various	$238	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	152	—
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
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
Other Contingencies
In addition to the matters disclosed in this Note and Note 1, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies, as well as unasserted claims that may result in such proceedings, arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits, proceedings, and unasserted claims may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Certain of these matters, while potentially substantial, are covered by insurance and the insurer or insurers are involved in the relevant proceedings. Further, CMS Energy and Consumers occasionally self-report certain regulatory non‑compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings and potential claims will not have a material negative effect on their consolidated results of operations, financial condition, or liquidity.
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the six months ended June 30, 2025:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Junior subordinated notes[1]	$1,000	6.500	February 2025	June 2055
Term loan credit agreement	110	variable	February 2025	December 2025
Total CMS Energy, parent only	$1,110
NorthStar Clean Energy, including subsidiaries
Construction financing agreement[2]	$132	variable	February 2025	Five years after conversion date[2]
Total NorthStar Clean Energy, including subsidiaries	$132
Consumers
First mortgage bonds	$500	4.500	May 2025	January 2031
First mortgage bonds	625	5.050	May 2025	May 2035
Total Consumers	$1,125
Total CMS Energy	$2,367
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
Retirements: Presented in the following table is a summary of major long-term debt retirements during the six months ended June 30, 2025:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Term loan credit agreement	$400	variable	February 2025	September 2025
Term loan credit agreement	200	variable	February 2025	December 2025
Total CMS Energy, parent only	$600
Total CMS Energy	$600
CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $184 million during the three and six months ended June 30, 2025 in exchange for cash of $109 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $72 million for the three and six months ended June 30, 2025, which was recorded in other income on CMS Energy’s consolidated statements of income. Interest expense related to the repurchased bonds was $7 million for the three months ended June 30, 2025 and $13 million for the six months ended June 30, 2025, which was recorded in interest expense - related parties on Consumers’ consolidated statements of income.
CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $151 million during the three months ended June 30, 2024 and $242 million during the six months ended June 30, 2024, in exchange for cash of $100 million and $169 million, respectively. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $48 million for the three months ended June 30, 2024 and a pre-tax gain of $70 million for the six months ended June 30, 2024, which was recorded in other income on its consolidated statements of income. Interest expense related to the repurchased bonds was $4 million for the three months ended June 30, 2024 and $8 million for the six months ended June 30, 2024, which was recorded in interest expense - related parties on Consumers’ consolidated statements of income.

Credit Facilities: The following credit facilities with banks were available at June 30, 2025:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$38	$512
September 30, 2025	50	—	50	—
NorthStar Clean Energy, including subsidiaries
May 30, 2028[2]	$250	$160	$—	$90
September 25, 2025[3]	37	—	37	—
Upon completion of construction project[4]	19	—	12	7
Consumers[5]
December 14, 2027	$1,100	$—	$10	$1,090
November 18, 2025	250	—	72	178
March 31, 2028	50	—	24	26
1There were no borrowings under this facility during the six months ended June 30, 2025.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At June 30, 2025, the net book value of the pledged equity interests was $505 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default.
3This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.
4The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy. The letter of credit facility will expire upon completion of project construction scheduled for the first half of 2026.
5Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the six months ended June 30, 2025.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. Its short-term authorization ends on May 2, 2026. In February 2025, FERC approved Consumers’ application for authority to issue long-term debt securities. The authorization is effective February 21, 2025 through February 20, 2027.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2025, there were no commercial paper notes outstanding under this program.
In December 2024, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term SOFR minus 0.100 percent. At June 30, 2025, there were no outstanding borrowings under the agreement.

NorthStar Clean Energy’s Supplier Financing Program: Under a supplier financing program, NorthStar Clean Energy agrees to pay a bank that is acting as its payment agent the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The bank is required to pay the supplier invoices that have been confirmed as valid under the program in full within 135 days of the invoice date. NorthStar Clean Energy does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. NorthStar Clean Energy or the bank may terminate the supplier financing program agreement upon 30 days prior written notice to the other party. At June 30, 2025, obligations under this program accounted for as accounts payable on CMS Energy’s consolidated balance sheets were $43 million.
Dividend Restrictions: At June 30, 2025, payment of dividends by CMS Energy on its common stock was limited to $8.2 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2025, Consumers had $2.4 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the six months ended June 30, 2025, Consumers paid $416 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions.
Presented in the following table are details of CMS Energy’s forward sales contracts under its current equity offering program at June 30, 2025:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	June 30, 2025
December 16, 2024	November 27, 2025	400,581	$69.43	$69.76
February 25, 2025	May 11, 2026	757,686	70.11	70.48
March 14, 2025	June 15, 2026	551,166	72.99	73.25
June 13, 2025	April 28, 2026	1,094,643	71.70	71.80
June 16, 2025	September 16, 2026	2,150,000	69.30	69.39
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of June 30, 2025, it would not have been required to deliver shares or pay cash.

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

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Assets[1]
Cash equivalents	$87	$27	$—	$—
Restricted cash equivalents	81	75	81	75
Nonqualified deferred compensation plan assets	34	34	26	25
Derivative instruments	4	2	4	2
Total assets	$206	$138	$111	$102
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$34	$34	$26	$25
Derivative instruments	4	—	—	—
Total liabilities	$38	$34	$26	$25
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
In February 2025, a subsidiary of NorthStar Clean Energy entered into floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with interest payments on certain future long‑term variable-rate debt. The interest rate swaps economically hedge the future variability of interest payments on debt with a notional amount of $109 million. Gains or losses on these swaps are reported in other expense on CMS Energy’s consolidated statements of income. The amount recorded in other expense was $1 million for the three months ended June 30, 2025 and $4 million for the six months ended June 30, 2025. The fair value of these swaps recorded in other non-current liabilities on CMS Energy’s consolidated balance sheets totaled $4 million at June 30, 2025.
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

In Millions
	June 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$7	$7	$—	$—	$7	$9	$8	$—	$—	$8
Liabilities
Long-term debt[2]	17,901	16,678	1,981	12,768	1,929	16,386	14,876	1,018	11,952	1,906
Long-term payables[3]	8	8	—	—	8	9	9	—	—	9
Consumers
Assets
Long-term receivables[1]	$7	$7	$—	$—	$7	$9	$8	$—	$—	$8
Notes receivable – related party[4]	92	92	—	—	92	94	94	—	—	94
Liabilities
Long-term debt[5]	12,151	11,067	—	9,138	1,929	11,270	9,940	—	8,034	1,906
Long-term debt – related party[6]	1,004	662	—	662	—	823	549	—	549	—
Long-term payables	3	3	—	—	3	4	4	—	—	4
1Includes current portion of long-term accounts receivable and notes receivable of $3 million at June 30, 2025 and $4 million at December 31, 2024.
2Includes current portion of long-term debt of $1.1 billion at June 30, 2025 and $1.2 billion at December 31, 2024.
3Includes current portion of long-term payables of $1 million at June 30, 2025 and $2 million at December 31, 2024.

4Includes current portion of notes receivable – related party of $7 million at June 30, 2025 and December 31, 2024.
5Includes current portion of long-term debt of $570 million at June 30, 2025 and $452 million at December 31, 2024.
6For more information on CMS Energy’s repurchases of Consumers’ first mortgage bonds, see Note 3, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2025	2024	2025	2024	2025	2024	2025	2024
CMS Energy, including Consumers
Net periodic credit
Service cost	$7	$7	$13	$14	$2	$3	$4	$6
Interest cost	27	26	54	52	11	11	22	22
Expected return on plan assets	(57)	(59)	(114)	(118)	(28)	(29)	(56)	(58)
Amortization of:
Net loss	2	3	5	6	1	1	2	2
Prior service cost (credit)	1	1	2	2	(8)	(8)	(17)	(16)
Settlement loss	2	2	5	5	—	—	—	—
Net periodic credit	$(18)	$(20)	$(35)	$(39)	$(22)	$(22)	$(45)	$(44)
Consumers
Net periodic credit
Service cost	$6	$6	$12	$13	$2	$3	$4	$6
Interest cost	25	25	51	49	11	10	21	20
Expected return on plan assets	(54)	(55)	(108)	(110)	(26)	(27)	(52)	(54)
Amortization of:
Net loss	3	2	5	5	1	1	2	2
Prior service cost (credit)	1	1	2	2	(9)	(8)	(17)	(15)
Settlement loss	2	2	5	5	—	—	—	—
Net periodic credit	$(17)	$(19)	$(33)	$(36)	$(21)	$(21)	$(42)	$(41)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years. At June 30, 2025, CMS Energy, including Consumers, had deferred less than $1 million of pension credits and $5 million of OPEB credits under this mechanism related to 2025 expense. At June 30, 2024, CMS Energy, including Consumers, had deferred $9 million of pension credits and $4 million of OPEB credits under this mechanism related to 2024 expense.
7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2025	2024
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	7.4	5.3
Renewable energy tax credits	(5.8)	(5.7)
TCJA excess deferred taxes	(3.5)	(3.6)
Taxes attributable to noncontrolling interests	1.3	1.0
Other, net	—	0.2
Effective tax rate	20.4%	18.2%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	6.7	4.8
Renewable energy tax credits	(3.5)	(3.8)
TCJA excess deferred taxes	(2.9)	(3.2)
Other, net	(0.3)	—
Effective tax rate	21.0%	18.8%
1In June 2025, state deferred tax balances were increased by $12 million to reflect a change in Illinois tax policy that establishes nexus for Consumers. The policy change is effective for tax years beginning January 1, 2026.
State Income Tax Claim: In February 2025, CMS Energy received an adverse ruling from the Michigan Tax Tribunal in regards to the methodology of state apportionment for Consumers’ electricity sales to MISO. In March 2025, CMS Energy filed an appeal with the Michigan Court of Appeals and a final decision is not expected until 2026. CMS Energy and Consumers have evaluated and concluded their uncertain tax positions associated with this matter to be sufficient as of June 30, 2025. While CMS Energy and Consumers expect the appeal to prevail, if it were to fail, the companies would be required to revise the estimated value of their state deferred tax liabilities, which could result in a material impact to their results of operations.
Tax Legislation: CMS Energy and Consumers are subject to changing tax laws. In July 2025, President Trump signed into law the OBBBA. The legislation allows for the immediate expensing of domestic research and development costs and includes changes to clean energy tax credits enacted by the Inflation Reduction Act of 2022. While the OBBBA restores, and makes permanent, the 100‑percent bonus depreciation deduction, it also retains a provision that allows utilities to take a full deduction of interest expense in lieu of 100‑percent bonus depreciation. CMS Energy and Consumers are still evaluating the potential impacts of the OBBBA and related executive actions; however, CMS Energy and Consumers do not anticipate a material impact on their respective financial statements.
8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2025	2024	2025	2024
Income available to common stockholders
Income from continuing operations	$193	$182	$488	$445
Less loss attributable to noncontrolling interests	(8)	(16)	(17)	(40)
Less preferred stock dividends	3	3	5	5
Income from continuing operations available to common stockholders – basic and diluted	$198	$195	$500	$480
Average common shares outstanding
Weighted-average shares – basic	298.5	297.9	298.4	297.2
Add dilutive nonvested stock awards	0.6	0.6	0.6	0.7
Weighted-average shares – diluted	299.1	298.5	299.0	297.9
Income from continuing operations per average common share available to common stockholders
Basic	$0.67	$0.65	$1.68	$1.61
Diluted	0.66	0.65	1.67	1.61
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
9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,355	$385	$—	$1,740
Other	—	—	58	58
Revenue recognized from contracts with customers	$1,355	$385	$58	$1,798
Leasing income	—	—	34	34
Financing income	2	2	—	4
Consumers alternative-revenue programs	2	—	—	2
Total operating revenue – CMS Energy	$1,359	$387	$92	$1,838
Consumers
Consumers utility revenue
Residential	$619	$276		$895
Commercial	473	90		563
Industrial	199	10		209
Other	64	9		73
Revenue recognized from contracts with customers	$1,355	$385		$1,740
Financing income	2	2		4
Alternative-revenue programs	2	—		2
Total operating revenue – Consumers	$1,359	$387		$1,746
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $23 million for the three months ended June 30, 2025.

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

In Millions
Six Months Ended June 30, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,649	$1,432	$—	$4,081
Other	—	—	115	115
Revenue recognized from contracts with customers	$2,649	$1,432	$115	$4,196
Leasing income	—	—	76	76
Financing income	5	4	—	9
Consumers alternative-revenue programs	4	—	—	4
Total operating revenue – CMS Energy	$2,658	$1,436	$191	$4,285
Consumers
Consumers utility revenue
Residential	$1,213	$1,007		$2,220
Commercial	891	329		1,220
Industrial	372	40		412
Other	173	56		229
Revenue recognized from contracts with customers	$2,649	$1,432		$4,081
Financing income	5	4		9
Alternative-revenue programs	4	—		4
Total operating revenue – Consumers	$2,658	$1,436		$4,094
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $54 million for the six months ended June 30, 2025.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $8 million for the three months ended June 30, 2025 and $7 million for the three months ended June 30, 2024. CMS Energy and Consumers recorded uncollectible accounts expense of $20 million for the six months ended June 30, 2025 and $17 million for the six months ended June 30, 2024.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $464 million at June 30, 2025 and $584 million at December 31, 2024.
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

In Millions
Three Months Ended June 30, 2025	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,359		$387		$92	$1,838	$—	$1,838
Operating expenses
Power supply cost[1]	537		—		66	603	—	603
Cost of gas sold	—		123		1	124	—	124
Maintenance and other operating expenses	264		112		18	394	3	397
Depreciation and amortization	222		54		12	288	—	288
General taxes	73		33		3	109	—	109
Total operating expenses	1,096		322		100	1,518	3	1,521
Operating Income (Loss)	263		65		(8)	320	(3)	317
Other income	36		23		2	61	76	137
Interest charges	89		51		(1)	139	60	199
Income (Loss) Before Income Taxes	210		37		(5)	242	13	255
Income tax expense (benefit)	42		12		(18)	36	26	62
Income (Loss) From Continuing Operations	168		25		13	206	(13)	193
Other segment items[2]	(1)		—		9	8	(3)	5
Net Income (Loss) Available to Common Stockholders	$167		$25		$22	$214	$(16)	$198
Property, plant, and equipment, gross	$20,761	[3]	$13,609	[3]	$1,562	$35,932	$30	$35,962
Total assets	21,942	[3]	13,388	[3]	2,105	37,435	264	37,699
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended June 30, 2025	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,359		$387		$1,746	$—	$1,746
Operating expenses
Power supply cost[1]	537		—		537	—	537
Cost of gas sold	—		123		123	—	123
Maintenance and other operating expenses	264		112		376	—	376
Depreciation and amortization	222		54		276	—	276
General taxes	73		33		106	—	106
Total operating expenses	1,096		322		1,418	—	1,418
Operating Income	263		65		328	—	328
Other income	36		23		59	1	60
Interest charges	89		51		140	1	141
Income Before Income Taxes	210		37		247	—	247
Income tax expense	42		12		54	5	59
Net Income (Loss)	168		25		193	(5)	188
Other segment items[2]	(1)		—		(1)	—	(1)
Net Income (Loss) Available to Common Stockholder	$167		$25		$192	$(5)	$187
Property, plant, and equipment, gross	$20,761	[3]	$13,609	[3]	$34,370	$36	$34,406
Total assets	21,997	[3]	13,430	[3]	35,427	40	35,467
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended June 30, 2024	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,226		$307		$74	$1,607	$—	$1,607
Operating expenses
Power supply cost[1]	444		—		35	479	—	479
Cost of gas sold	—		66		—	66	—	66
Maintenance and other operating expenses	261		116		24	401	3	404
Depreciation and amortization	209		51		13	273	—	273
General taxes	68		31		3	102	—	102
Total operating expenses	982		264		75	1,321	3	1,324
Operating Income (Loss)	244		43		(1)	286	(3)	283
Other income	36		23		2	61	52	113
Interest charges	79		46		—	125	48	173
Income Before Income Taxes	201		20		1	222	1	223
Income tax expense	30		5		2	37	4	41
Income (Loss) From Continuing Operations	171		15		(1)	185	(3)	182
Other segment items[2]	(1)		—		17	16	(3)	13
Net Income (Loss) Available to Common Stockholders	$170		$15		$16	$201	$(6)	$195
Property, plant, and equipment, gross	$19,557	[3]	$12,638	[3]	$1,464	$33,659	$21	$33,680
Total assets	20,122	[3]	12,469	[3]	1,659	34,250	105	34,355
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of income from discontinued operations, net of tax, loss attributable to noncontrolling interests, and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended June 30, 2024	Electric Utility	Gas Utility	Segments Total	Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,226	$307	$1,533	$—	$1,533
Operating expenses
Power supply cost[1]	444	—	444	—	444
Cost of gas sold	—	66	66	—	66
Maintenance and other operating expenses	261	116	377	—	377
Depreciation and amortization	209	51	260	1	261
General taxes	68	31	99	—	99
Total operating expenses	982	264	1,246	1	1,247
Operating Income (Loss)	244	43	287	(1)	286
Other income	36	23	59	—	59
Interest charges	79	46	125	1	126
Income (Loss) Before Income Taxes	201	20	221	(2)	219
Income tax expense	30	5	35	6	41
Net Income (Loss)	171	15	186	(8)	178
Other segment items[2]	(1)	—	(1)	—	(1)
Net Income (Loss) Available to Common Stockholder	$170	$15	$185	$(8)	$177
Property, plant, and equipment, gross	$19,557	$12,638	$32,195	$29	$32,224
Total assets	20,180	12,512	32,692	26	32,718
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

Presented in the following tables is financial information by segment:

In Millions
Six Months Ended June 30, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy	Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$2,658	$1,436	$191	$4,285	$—	$4,285
Operating expenses
Power supply cost[1]	1,083	—	135	1,218	—	1,218
Cost of gas sold	—	505	2	507	—	507
Maintenance and other operating expenses	521	228	48	797	5	802
Depreciation and amortization	443	208	25	676	—	676
General taxes	146	119	6	271	—	271
Total operating expenses	2,193	1,060	216	3,469	5	3,474
Operating Income (Loss)	465	376	(25)	816	(5)	811
Other income	63	42	3	108	79	187
Interest charges	171	99	(1)	269	116	385
Income (Loss) Before Income Taxes	357	319	(21)	655	(42)	613
Income tax expense (benefit)	65	81	(7)	139	(14)	125
Income (Loss) From Continuing Operations	292	238	(14)	516	(28)	488
Other segment items[2]	(1)	—	18	17	(5)	12
Net Income (Loss) Available to Common Stockholders	$291	$238	$4	$533	$(33)	$500
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.

In Millions
Six Months Ended June 30, 2025	Electric Utility	Gas Utility	Segments Total	Other Reconciling Items	Consolidated
Consumers
Operating revenue	$2,658	$1,436	$4,094	$—	$4,094
Operating expenses
Power supply cost[1]	1,083	—	1,083	—	1,083
Cost of gas sold	—	505	505	—	505
Maintenance and other operating expenses	521	228	749	—	749
Depreciation and amortization	443	208	651	—	651
General taxes	146	119	265	—	265
Total operating expenses	2,193	1,060	3,253	—	3,253
Operating Income	465	376	841	—	841
Other income	63	42	105	1	106
Interest charges	171	99	270	1	271
Income Before Income Taxes	357	319	676	—	676
Income tax expense (benefit)	65	81	146	(4)	142
Net Income	292	238	530	4	534
Other segment items[2]	(1)	—	(1)	—	(1)
Net Income Available to Common Stockholder	$291	$238	$529	$4	$533
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.

In Millions
Six Months Ended June 30, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy	Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$2,358	$1,272	$153	$3,783	$—	$3,783
Operating expenses
Power supply cost[1]	893	—	74	967	—	967
Cost of gas sold	—	416	1	417	—	417
Maintenance and other operating expenses	499	256	46	801	5	806
Depreciation and amortization	422	194	24	640	1	641
General taxes	139	112	6	257	—	257
Total operating expenses	1,953	978	151	3,082	6	3,088
Operating Income (Loss)	405	294	2	701	(6)	695
Other income	70	45	8	123	76	199
Interest charges	160	94	1	255	95	350
Income (Loss) Before Income Taxes	315	245	9	569	(25)	544
Income tax expense (benefit)	47	61	3	111	(12)	99
Income (Loss) From Continuing Operations	268	184	6	458	(13)	445
Other segment items[2]	(1)	—	41	40	(5)	35
Net Income (Loss) Available to Common Stockholders	$267	$184	$47	$498	$(18)	$480
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.

In Millions
Six Months Ended June 30, 2024	Electric Utility	Gas Utility	Segments Total	Other Reconciling Items	Consolidated
Consumers
Operating revenue	$2,358	$1,272	$3,630	$—	$3,630
Operating expenses
Power supply cost[1]	893	—	893	—	893
Cost of gas sold	—	416	416	—	416
Maintenance and other operating expenses	499	256	755	—	755
Depreciation and amortization	422	194	616	1	617
General taxes	139	112	251	—	251
Total operating expenses	1,953	978	2,931	1	2,932
Operating Income (Loss)	405	294	699	(1)	698
Other income	70	45	115	—	115
Interest charges	160	94	254	1	255
Income (Loss) Before Income Taxes	315	245	560	(2)	558
Income tax expense (benefit)	47	61	108	(3)	105
Net Income	268	184	452	1	453
Other segment items[2]	(1)	—	(1)	—	(1)
Net Income Available to Common Stockholder	$267	$184	$451	$1	$452
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.
11:    Variable Interest Entities
Consolidated VIEs: In March 2025, NorthStar Clean Energy sold a 50‑percent interest in NWO Wind Equity Holdings for net proceeds of $36 million. NWO Wind Equity Holdings holds the Class B membership interest in NWO Holdco, the holding company of a 100‑MW wind project located in Paulding County, Ohio. Additionally in March 2025, NorthStar Clean Energy sold a 50‑percent interest in Delta Solar Equity Holdings for net proceeds of $8 million. Delta Solar Equity Holdings is the holding company of a 24-MW solar project located in Delta Township, Michigan.
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

Consolidated VIE	NorthStar Clean Energy’s ownership interest	Description of VIE
Aviator Wind Equity Holdings	51‑percent ownership interest[1]	Holds a Class B membership interest in Aviator Wind
Aviator Wind	Class B membership interest[2]	Holding company of a 525‑MW wind generation project in Coke County, Texas
Delta Solar Equity Holdings	50‑percent ownership interest[1]	Holding company of a 24-MW solar generation project in Delta Township, Michigan
Newport Solar Holdings	Class B membership interest[2]	Holding company of a 180‑MW solar generation project in Jackson County, Arkansas
NWO Wind Equity Holdings	50‑percent ownership interest[1]	Holds a Class B membership interest in NWO Holdco
NWO Holdco	Class B membership interest[2]	Holding company of a 100‑MW wind generation project in Paulding County, Ohio
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	June 30, 2025	December 31, 2024
Current
Cash and cash equivalents	$16	$18
Accounts receivable	7	4
Prepayments and other current assets	4	3
Non-current
Plant, property, and equipment, net	993	1,024
Other non-current assets	6	3
Total assets[1]	$1,026	$1,052
Current
Accounts payable	$10	$8
Accrued taxes	1	—
Non-current
Non-current portion of finance leases	23	23
Asset retirement obligations	34	33
Other non-current liabilities	3	—
Total liabilities	$71	$64
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise non-current regulatory assets and long-term debt. The carrying value of the regulatory assets on Consumers’ consolidated balance sheets was $609 million at June 30, 2025 and $666 million at December 31, 2024. The carrying value of securitization bonds on Consumers’ consolidated balance sheets was $643 million at June 30, 2025 and $700 million at December 31, 2024.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy, NorthStar Clean Energy, or Consumers. NorthStar Clean Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on CMS Energy’s consolidated balance sheets in the amount of $57 million at June 30, 2025 and $64 million at December 31, 2024.
12:    Exit Activities
In accordance with its Clean Energy Plan, and absent an extension of the May 2025 emergency order or other government order, Consumers plans to retire J.H. Campbell in 2025. In order to ensure necessary staffing at J.H. Campbell through retirement, Consumers has implemented a retention incentive program. The terms of and Consumers’ obligations under this program have not been modified. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be less than $50 million. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. For information on the emergency order associated with J.H. Campbell, see Note 1, Regulatory Matters.
As of June 30, 2025, the cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $46 million. Amounts deferred under the program are subsequently collected from customers over three years.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Six Months Ended June 30	2025	2024
Retention benefit liability at beginning of period	$14	$16
Costs deferred as a regulatory asset[1]	3	3
Retention benefit liability at the end of the period[2]	$17	$19
1Includes $1 million for the three months ended June 30, 2025 and less than $1 million for the three months ended June 30, 2024.
2Includes current portion of other liabilities of $17 million at June 30, 2025 and $8 million at June 30, 2024.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2025 to April 30, 2025	126	$73.63	—	—
May 1, 2025 to May 31, 2025	882	72.29	—	—
June 1, 2025 to June 30, 2025	68	69.54	—	—
Total	1,076	$72.27	—	—
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

Exhibits		Description
4.1	—	153rd Supplemental Indenture dated as of May 2, 2025 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed May 2, 2025 and incorporated herein by reference)
10.1[1,2]	—	Annual NorthStar Clean Energy Employee Incentive Compensation Plan, as amended, effective as of May 1, 2025
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

CMS ENERGY CORPORATION

Dated: July 31, 2025	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 31, 2025	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer