Form 10-Q
period 2025-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2025-10-30
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 13, 2025:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	304,319,765
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended September 30, 2025

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
A plan issued by the EPA which secures significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities

Grayling
Grayling Generating Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy, has a 50‑percent interest

GW
Gigawatt, a unit of energy equal to one billion watts

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
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, and supply chain disruptions
•the impact of new or modified regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•federal or executive actions, the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the financial compensation mechanism, the environment, regulation or deregulation, reliability, health care reforms, taxes, tax credits, accounting matters, tariffs, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies, regulations, or tariffs; accidents; explosions; physical disasters; global pandemics; cyber incidents; physical or cyber attacks; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies and/or convert economic development opportunities
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and energy and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•the ability of CMS Energy and Consumers to execute their financing strategies
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, the creation of municipal utilities, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to meet the renewable or clean energy standards required by the 2023 Energy Law or to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the ability to meet increases in electric demand associated with data centers, or alternatively, the risk that anticipated demand growth from data center expansion may not materialize as expected
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material availability, quality, and pricing, tariffs, embargoes on equipment, supply chain disruptions, schedule delays, interconnection delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, environmental regulations, performance of contractors and counterparties, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on IT backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement and integrate technology successfully, including artificial intelligence
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies or interpretation of principles or policies
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2024 Form 10-K.

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
•raised the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO can be applied to meeting this standard, with certain limitations
•set a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard

•enhanced existing incentives for energy efficiency programs and returns earned on new clean or renewable PPAs
•created a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
•expanded the statutory cap on distributed generation resources to 10 percent of utility sales
Consumers’ updates to its renewable energy plan, which were approved by the MPSC in September 2025, and planned updates to its Clean Energy Plan in 2026 will serve as a blueprint to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and was most recently revised and approved by the MPSC in 2022 under Michigan’s integrated resource planning process. The Clean Energy Plan outlines Consumers’ long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers. This strategy includes:
•ending the use of coal in owned generation in 2025, 15 years sooner than initially planned
•purchasing the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in 2023
•soliciting capacity from sources able to deliver to Michigan’s Lower Peninsula, including battery storage facilities
In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. The order stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes Consumers to obtain cost recovery at FERC. As directed, Consumers continued to make J.H. Campbell available in the MISO market and filed a complaint at FERC seeking a modification of the MISO Tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. In August 2025, FERC issued an order granting Consumers’ requested relief and ordered MISO to file a revised tariff, which MISO filed in September 2025 and is pending at FERC.
On August 20, 2025, the U.S. Secretary of Energy issued a second emergency order requiring J.H. Campbell to continue operating for another 90 days, through November 19, 2025. Consumers is complying with the August 2025 emergency order and will seek recovery of its compliance costs at a later date, consistent with rate recovery sought for the May 2025 emergency order. The U.S. Department of Energy may issue more orders to require the continued operation of J.H. Campbell. Consumers cannot predict the long-term impact of these orders, litigation surrounding the orders, or additional orders or similar governmental actions, on the Clean Energy Plan.
Consumers’ updates to its renewable energy plan include up to 9,000 MW of both purchased and owned solar energy resources and the addition of up to 2,800 MW of new, competitively bid wind energy resources. Coupled with updates to the Clean Energy Plan, these actions will enable Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040, and will also contribute to Consumers’ achievement of the net-zero emissions goals discussed below.
Net-zero methane emissions from natural gas delivery system by 2030: Under its Methane Reduction Plan, Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset through clean fuel alternatives or nature-based carbon removal pathways. To date, Consumers has reduced methane emissions by nearly 30 percent.
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
For the nine months ended September 30, 2025, CMS Energy’s net income available to common stockholders was $775 million, and diluted EPS were $2.59. This compares with net income available to common stockholders of $731 million and diluted EPS of $2.45 for the nine months ended September 30, 2024. In 2025, higher gas sales due primarily to favorable weather and electric and gas rate increases were offset partially by lower earnings at NorthStar Clean Energy and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to delivering safe, reliable, affordable, clean, and equitable energy in service of their customers and positively impacting the triple bottom line of people, planet, and prosperity. During 2025, CMS Energy and Consumers:
•reached an agreement with a new data center expected to add up to 1 GW of incremental load growth in our service territory, supporting long-term sales growth and delivering economic benefits for Michigan
•expanded the use of drone technology enabling faster, safer inspections of 400 miles of hard-to-reach power lines and infrastructure resulting in reduced average outage time per customer and improved storm recovery capabilities
•announced the launch of “Green Giving,” a program enabling the general public to contribute to renewable energy while offering financial benefits to low-income customers, along with a new Residential Renewable Energy Program, which allows customers of all income levels to subscribe and match their energy usage with renewable energy sources, supporting clean energy initiatives
•moved forward with an aggressive plan to enhance grid reliability for nearly two million homes and businesses by clearing trees along 8,000 miles of power lines and creating a modern, stronger, and more resilient power grid through infrastructure upgrades and technology investments
•announced deployment of eight state-of-the-art vehicles that will survey the company’s nearly 30,000-mile gas distribution system to find methane emissions, enhancing safety and reliability for Consumers’ natural gas customers
•experienced success with the underground power line pilot program in early 2025, with pilot areas seeing 100‑percent reduction in storm-related outages and improved customer satisfaction
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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
2025 Electric Rate Case: In June 2025, Consumers filed an application with the MPSC seeking a rate increase of $460 million, made up of two components. First, Consumers requested a $436 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending April 30, 2027. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability. Second, Consumers requested approval of a $24 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders. In October 2025, Consumers revised its requested increase to $447 million. The MPSC must issue a final order in this case before or in April 2026.
2024 Gas Rate Case: In December 2024, Consumers filed an application with the MPSC seeking an annual rate increase of $248 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2026. In July 2025, Consumers revised its requested increase to $217 million.In September 2025, the MPSC issued an order authorizing an annual rate increase of $157.5 million, based on a 9.80‑percent authorized return on equity. The new rates become effective in November 2025.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2025	2024	Change	2025	2024	Change
Net Income Available to Common Stockholders	$275	$251	$24	$775	$731	$44
Basic Earnings Per Average Common Share	$0.92	$0.84	$0.08	$2.59	$2.45	$0.14
Diluted Earnings Per Average Common Share	$0.92	$0.84	$0.08	$2.59	$2.45	$0.14

In Millions
	Three Months Ended			Nine Months Ended
September 30	2025	2024	Change	2025	2024	Change
Electric utility	$326	$273	$53	$617	$540	$77
Gas utility	—	11	(11)	238	195	43
NorthStar Clean Energy	11	6	5	15	53	(38)
Corporate interest and other	(62)	(39)	(23)	(95)	(57)	(38)
Net Income Available to Common Stockholders	$275	$251	$24	$775	$731	$44

Presented in the following table is a summary of changes to net income available to common stockholders for the three and nine months ended September 30, 2025 versus 2024:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2024		$251		$731
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$26		$41
Gas sales	7		87
Electric rate increase	99		179
Gas rate increase, including gain amortization in lieu of rate relief	10		45
Lower service restoration costs, net of 2025 deferred storm expense[1]	7		30
Higher income tax expense	(45)		(83)
Higher depreciation and amortization	(13)		(48)
Higher interest charges	(14)		(30)
Higher other maintenance and operating expenses	(13)		(26)
Higher property taxes, reflecting higher capital spending	(9)		(23)
Higher IT expenses, including early-phase ERP implementation costs	(7)		(17)
Higher vegetation management cost	(2)		(15)
Lower other income, net of expenses	(4)		(14)
Absence of ASP revenue, net of expense, due to sale in 2024	—		(6)
		$42		$120
NorthStar Clean Energy (see below for additional detail)		5		(38)
Corporate interest and other		(23)		(38)
September 30, 2025		$275		$775
1    See Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and nine months ended September 30, 2025 versus 2024:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2024		$273		$540
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$99		$179
Higher revenue due primarily to higher sales volume	19		19
Higher (lower) energy waste reduction program revenues	(3)		12
Higher other revenues	7		22
		$122		$232
Maintenance and other operating expenses
Lower service restoration costs, net of 2025 deferred storm expense[2]	7		30
Higher vegetation management cost	(2)		(15)
Lower (higher) energy waste reduction program costs	3		(12)
Higher IT expenses, including early-phase ERP implementation costs	(5)		(12)
Higher other maintenance and operating expenses	(6)		(16)
		(3)		(25)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(10)		(31)
General taxes
Higher property taxes, reflecting higher capital spending		(6)		(13)
Other income, net of expenses		(1)		(8)
Interest charges		(10)		(21)
Income taxes
Higher electric utility pre-tax earnings	(24)		(36)
Absence of 2024 deferred tax liability reversals	(11)		(11)
State deferred tax remeasurement[3]	—		(8)
Higher other income taxes	(4)		(2)
		(39)		(57)
September 30, 2025		$326		$617
1For the three months ended September 30, deliveries to end-use customers were 10.4 billion kWh in 2025 and 10.1 billion kWh in 2024. For the nine months ended September 30, deliveries to end-use customers were 28.4 billion kWh in 2025 and 28.0 billion kWh in 2024.
2See Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.
3See Notes to the Unaudited Consolidated Financial Statements—Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and nine months ended September 30, 2025 versus 2024:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2024		$11		$195
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$8		$26
Higher revenue due primarily to the absence of 2024 unfavorable weather	6		88
Higher energy waste reduction program revenues	—		12
Absence of ASP business revenue[2]	—		(19)
ASP gain customer bill credit[2]	(2)		(20)
		$12		$87
Maintenance and other operating expenses
Amortization of ASP gain[2]	5		38
Absence of 2024 ASP business expense[2]	—		13
Higher IT expenses, including early-phase ERP implementation costs	(2)		(5)
Higher energy waste reduction program costs	—		(12)
Higher maintenance and other operating expenses	(7)		(10)
		(4)		24
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(3)		(17)
General taxes
Higher property taxes, reflecting higher capital spending		(3)		(10)
Other income, net of expenses		(3)		(6)
Interest charges		(4)		(9)
Income taxes
Lower (higher) gas utility pre-tax earnings	1		(18)
Absence of 2024 deferred tax liability reversals	(5)		(5)
State deferred tax remeasurement[3]	—		(4)
Lower (higher) other income taxes	(2)		1
		(6)		(26)
September 30, 2025		$—		$238
1For the three months ended September 30, deliveries to end-use customers were 30 Bcf in 2025 and 28 Bcf in 2024. For the nine months ended September 30, deliveries to end-use customers were 213 Bcf in 2025 and 186 Bcf in 2024.
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
3See Notes to the Unaudited Consolidated Financial Statements—Note 7, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three and nine months ended September 30, 2025 versus 2024:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2024	$6	$53
Reason for the change
Higher (lower) earnings from renewable projects[1]	$3	$(24)
Higher (lower) operating earning[2]	7	(16)
Lower (higher) other expense	2	(1)
Lower (higher) tax expense	(7)	3
September 30, 2025	$11	$15
1    Reflects timing of achieving commercial operation during the nine months ended September 30, 2025 versus 2024.
2    Reflects planned major outage at DIG during the nine months ended September 30, 2025 versus 2024.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three and nine months ended September 30, 2025 versus 2024:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2024	$(39)	$(57)
Reasons for the change
Higher interest charges	$(16)	$(44)
Lower gains on extinguishment of debt	(20)	(18)
Lower other expense	5	14
Lower tax expense	8	10
September 30, 2025	$(62)	$(95)

Cash Position, Investing, and Financing
At September 30, 2025, CMS Energy had $432 million of consolidated cash and cash equivalents, which included $70 million of restricted cash and cash equivalents. At September 30, 2025, Consumers had $311 million of consolidated cash and cash equivalents, which included $69 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2024	$1,967
Reasons for the change
Higher net income	$68
Non‑cash transactions[1]	89
Unfavorable impact of changes in core working capital,[2] due primarily to fluctuations in gas prices and higher undercollections of PSCR	(277)
Unfavorable impact of changes in other assets and liabilities, due primarily to higher service restoration expenditures[3]	(90)
Nine Months Ended September 30, 2025	$1,757
Consumers
Nine Months Ended September 30, 2024	$2,014
Reasons for the change
Higher net income	$122
Non‑cash transactions[1]	(42)
Unfavorable impact of changes in core working capital,[2] due primarily to fluctuations in gas prices and higher undercollections of PSCR	(271)
Unfavorable impact of changes in other assets and liabilities, due primarily to higher service restoration expenditures[3]	(49)
Nine Months Ended September 30, 2025	$1,774
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
3See Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2024	$(2,101)
Reasons for the change
Higher capital expenditures	$(650)
Absence of proceeds from sale of ASP business in 2024	(124)
Other investing activities, primarily higher cost to retire property	(51)
Nine Months Ended September 30, 2025	$(2,926)
Consumers
Nine Months Ended September 30, 2024	$(1,994)
Reasons for the change
Higher capital expenditures	$(390)
Absence of proceeds from sale of ASP business in 2024	(124)
Other investing activities, primarily higher cost to retire property	(61)
Nine Months Ended September 30, 2025	$(2,569)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the nine months ended September 30, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2024	$353
Reasons for the change
Higher debt issuances	$1,064
Higher debt retirements	(95)
Lower repayments of notes payable	28
Higher issuances of common stock	90
Higher payments of dividends on common stock	(26)
Proceeds from sale of membership interests in VIEs	44
Other financing activities, primarily higher debt issuance costs	(35)
Nine Months Ended September 30, 2025	$1,423
Consumers
Nine Months Ended September 30, 2024	$327
Reasons for the change
Lower debt issuances	$(174)
Lower debt retirements	222
Lower repayments of notes payable	28
Higher stockholder contribution from CMS Energy	375
Absence of return of stockholder contribution to CMS Energy in 2024	320
Higher payments of dividends on common stock	(105)
Other financing activities	(6)
Nine Months Ended September 30, 2025	$987

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the nine months ended September 30, 2025, Consumers paid $649 million in dividends on its common stock to CMS Energy.
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
In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. During the nine months ended September 30, 2025, CMS Energy settled forward sale contracts issued under this program, resulting in net proceeds of $349 million. An additional settlement in October 2025 resulted in net proceeds of $147 million. Following these settlements, CMS Energy has $8 million in outstanding forward contracts under the program, maturing through November 30, 2026.
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. At September 30, 2025, CMS Energy had $515 million of its revolving credit facility available, NorthStar Clean Energy had $62 million available under its revolving credit facility, and Consumers had $1.2 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2025, there were no commercial paper notes outstanding under this program.
For additional details about these programs and facilities, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.

Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At September 30, 2025, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of September 30, 2025, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.55 to 1.0
NorthStar Clean Energy, including subsidiaries
Debt to capital[2]	< 0.50 to 1.0	0.13 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	3.41 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	2.06 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.51 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two-times the aggregate commitment under the revolving credit agreement at September 30, 2025.
4Applies to Consumers’ revolving credit agreements and letter of credit reimbursement agreement.
Outlook
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.
During 2025, the federal government has taken numerous executive actions related to tariffs and trade, alleviating regulatory burdens, and environmental regulations and enforcement, among other areas of potential impact. Many of these actions require further implementation by federal agencies and departments, and some of these actions will likely be subject to further judicial review. CMS Energy and Consumers continue to monitor these executive actions and will continue taking steps to deliver consistently on the triple bottom line.
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

Consumers Electric Utility Outlook and Uncertainties
Energy Transformation: Consumers’ Clean Energy Plan details its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers. Coupled with Consumers’ renewable energy plan, the Clean Energy Plan will be Consumers’ blueprint to meeting the requirements of the 2023 Energy Law. Among other things, this law:
•raised the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035
•set a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•created a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
While Consumers’ existing Clean Energy Plan, established under Michigan’s integrated resource planning process, provides a path towards meeting these requirements, Consumers will file updates to the plan in 2026 to expand and solidify that path. Additionally, Consumers filed updates to its renewable energy plan to achieve the increased renewable energy standard; the MPSC approved updates in September 2025. Together, these plans will enable Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040. Also through its Clean Energy Plan, Consumers continues to make progress on expanding its customer programs, namely its demand response, energy efficiency, and conservation voltage reduction programs, as well as increasing its renewable energy generation.
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
In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. The order stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes Consumers to obtain cost recovery at FERC. As directed, Consumers continued to make J.H. Campbell available in the MISO market and filed a complaint at FERC seeking a modification of the MISO Tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. In August 2025, FERC issued an order granting Consumers’ requested relief and ordered MISO to file a revised tariff, which MISO filed in September 2025 and is pending at FERC. For additional discussion of this FERC proceeding, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.
On August 20, 2025, the U.S. Secretary of Energy issued a second emergency order requiring J.H. Campbell to continue operating for another 90 days, through November 19, 2025. Consumers is complying with the August 2025 emergency order and will seek recovery of its compliance costs at a later date, consistent with rate recovery sought for the May 2025 emergency order.

Following the May 2025 emergency order, several third-party stakeholders, including the Michigan Attorney General, the Organization of MISO States, and a group of environmental and public interest groups, asked the U.S. Department of Energy to reconsider the May 2025 emergency order. In July 2025, after the U.S. Department of Energy took no action on those requests, several parties filed petitions for review of the May 2025 emergency order in federal court. The requests for rehearing were subsequently denied, and similar challenges to the August 2025 order are underway. The U.S. Department of Energy may issue more orders to require the continued operation of J.H. Campbell. While the timing and content of future orders and the outcome of third-party legal challenges are not yet known, Consumers is committed to pursuing cost recovery as provided for under applicable laws, orders, and proceedings.
In order to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy, Consumers purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, in 2023.
In September 2025, Consumers entered into a PPA with the MCV Partnership for the purchase of up to 1,240 MW of capacity and associated energy from the MCV Facility. The agreement is effective from June 1, 2030 through May 31, 2040. Under the terms of the agreement, Consumers will pay a monthly capacity charge of $5.00 per MWh of available capacity. Energy payments include a fixed component designed to recover non-fuel operating costs and a variable component based on the MCV Partnership’s cost of production for energy delivered to Consumers. The agreement, which is subject to MPSC approval, supports Consumers’ ongoing resource adequacy and energy supply planning efforts.
Consumers has also contracted to purchase 700 MW of capacity from battery storage facilities, which will be located in Michigan’s Lower Peninsula and are expected to be operational by 2028. In an April 2025 report, the MPSC Staff indicated that Consumers’ share of the 2,500‑MW statewide energy storage target established by the 2023 Energy Law is 817 MW.
Under its Clean Energy Plan, Consumers bids new capacity and energy competitively and the actual composition of Consumers’ future portfolio will reflect the results of that competitive bid process. Consumers earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure on payments made under new clean, renewable, or energy storage PPAs with non-affiliated entities.
Currently, over 15 percent of the electricity Consumers supplies to customers comes from renewable energy sources. Under its renewable energy plan, Consumers has acquired three wind generation projects, totaling 517 MW of nameplate capacity, since 2020; the last of these projects became operational in 2023. The MPSC authorized Consumers to earn a 10.7‑percent return on equity on these projects. The MPSC also approved the execution of a 20‑year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and renewable energy credits from a solar generating facility that began operations in October 2024.
Consumers’ updates to its renewable energy plan, which were approved by the MPSC in September 2025, include up to 2,800 MW of new, competitively bid wind energy resources and up to 9,000 MW of both purchased and owned solar energy resources. Of the proposed solar energy resources, 1,060 MW will support Consumers’ voluntary green pricing program that provides full-service electric customers with the opportunity to advance the development of renewable energy beyond present state requirements.

Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio through PPAs and owned generation proposed in its existing Clean Energy Plan and the updates to its renewable energy plan:

Capacity (MW)
3,000
2,500
2,000
1,500
1,000
500
0
250
375
250
525
784
825
1,839
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
•Michigan’s economic conditions, including data center expansion; utilization, expansion, or contraction of large commercial and industrial facilities; economic development; population trends; electric vehicle adoption; and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at 10 percent of

Consumers’ sales, with certain exceptions. At September 30, 2025, electric deliveries under the ROA program were at the 10‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
Sale of Hydroelectric Facilities: In September 2025, Consumers signed an agreement to sell its 13 river hydroelectric dams, which are located throughout Michigan, to a non-affiliated company. Additionally, Consumers signed an agreement to purchase power generated by the facilities for 30 years, at a price that reflects the counterparty’s acceptance of the risks and rewards of ownership of the facilities, including FERC licensing obligations. The agreements are contingent upon MPSC and FERC approval, which must be filed within 60 days of signing. Timing of the regulatory review process is uncertain and could extend 12 to 18 months or longer. In Consumers’ most recent electric rate case, the MPSC approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At September 30, 2025, the net book value of the hydroelectric facilities was immaterial.

To ensure necessary staffing at the hydroelectric facilities through the anticipated sale, Consumers has provided current employees at the facilities with a retention incentive program. Subsequently, to ensure continued safe operation of the facilities after the sale, the buyer will offer employment to the current hydroelectric employees for a period of at least a year. The retention incentive benefits are contingent upon MPSC and FERC approval of the sale transaction.
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
In October 2025, Consumers revised its requested increase to $447 million. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected 12-Month Period Ending April 30	2027
Investment in rate base	$192
Operating and maintenance costs	157
Cost of capital	67
Sales and other revenue	7
Subtotal	$423
Surcharge	24
Total	$447
The MPSC must issue a final order in this case before or in April 2026.

Retention Incentive Program:Under its Clean Energy Plan, Consumers had planned to retire J.H. Campbell in 2025. In order to ensure necessary staffing at J.H. Campbell through the planned retirement, Consumers implemented a retention incentive program. The terms of and Consumers’ obligations under this program have not been modified as a result of the U.S. Secretary of Energy’s emergency orders requiring the continued operation of J.H. Campbell. Consumers will make final payments due under this retention plan in November 2025. The aggregate cost of the J.H. Campbell program is estimated to be $48 million; Consumers expects to recognize $5 million of retention benefit costs in 2025. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. Should the U.S. Department of Energy issue additional emergency orders that require the continued operation of J.H. Campbell beyond November 2025, Consumers is prepared to implement additional retention measures to ensure appropriate staffing levels. For additional details on this program, see Notes to the Unaudited Consolidated Financial Statements—Note 12, Exit Activities and Asset Sales. For additional details on the emergency orders, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.
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
MATS, emission standards for electric generating units published by the EPA based on Section 112 of the Clean Air Act, continue to apply to Consumers. In June 2025, the EPA issued a proposed rule to repeal changes made to the MATS rule in 2024. The company has complied, and continues to comply, with the MATS regulation and both the 2024 and proposed 2025 versions of MATS have minimal impacts on Consumers’ electric generating units. Consumers does not expect MATS to materially impact its environmental strategy.
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
Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional actions. This evaluation could result in:
•a change in Consumers’ fuel mix
•changes in the types of generating units Consumers may purchase or build in the future
•changes in how certain units are operated, including the installation of additional emission control equipment
•the retirement, mothballing, extended operation, or repowering with an alternative fuel of some of Consumers’ generating units
•changes in Consumers’ environmental compliance costs
•the purchase or sale of emission allowances
Greenhouse Gases: There have been numerous legislative, executive, and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation and reporting of greenhouse gases. Consumers continues to monitor and comment on these initiatives, as appropriate.
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources, including Consumers’ electric generation sites and distribution equipment. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program, which includes Consumers’ fossil-fuel-fired electric generation. This change could result in inconsistent approaches in greenhouse gas accounting for industrial sources.
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
In May 2024, the EPA finalized a rule regulating legacy CCR surface impoundments and CCR management units in response to litigation that exempted inactive impoundments at inactive facilities from the 2015 CCR rule. The new rule adopts minimum standards for impoundments at electric generating facilities that became inactive before the 2015 CCR rule’s effective date. During 2024, owners and operators were required to assess whether an inactive facility contains a legacy surface impoundment and then, for identified locations, proceed with the compliance schedule. Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, but that do not meet the closure technical and performance standards of the May 2024 rule. These include inactive CCR landfills that were previously exempted from regulation but that are now considered CCR management units. Owners are required to conduct an evaluation at active facilities or any inactive facilities with at least one legacy impoundment to identify CCR management units and determine an appropriate course of action (closure, groundwater treatment, etc.) for each identified unit according to established compliance milestone schedules. A direct final rule extending the compliance milestone schedule was issued and then withdrawn by the EPA; the rule has since been republished for notice and comment. This extension does not have a material impact on Consumers’ compliance strategy.

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
Consumers, with agreement from EGLE, completed the work necessary to initiate closure by excavating CCRs or placing a final cover over each of its relevant CCR units prior to the closure initiation deadline set forth in the 2015 CCR rule. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites that supported power generation. Consumers completed an assessment of inactive facilities as required by the 2024 CCR rule, and did not identify any legacy impoundments. Consumers is continuing evaluations related to CCR management units and 2024 CCR rule impacts on the state permit program.
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
The EPA also regulates the discharge of wastewater through its effluent limitation guidelines for steam electric generating plants. In 2020, the EPA revised previous guidelines related to the discharge of certain wastewater, but allowed for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension for J.H. Campbell. In April 2024, the EPA released a final rule updating its effluent limitation guidelines for existing coal-fueled units. This rule regulates additional wastewater streams previously not regulated, including combustion residual leachate and legacy wastewater. Consumers has submitted timely NPDES permit applications and will be working with EGLE to incorporate applicable provisions during the permit renewal process.
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
2024 Gas Rate Case: In December 2024, Consumers filed an application with the MPSC seeking an annual rate increase of $248 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2026. In July 2025, Consumers revised its requested increase to $217 million. In September 2025, the MPSC issued an order authorizing an annual rate increase of $157.5 million, based on a 9.80‑percent authorized return on equity. The new rates become effective in November 2025.
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
In March 2024, the EPA published a lower fine particulate matter NAAQS, which will likely result in newly designated nonattainment areas in Michigan starting in 2026. EGLE has proposed nonattainment areas for Kalamazoo and Wayne counties. Consumers has one compressor station located in Wayne County and will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to the natural gas compressor station assets.
Greenhouse Gases: Some interest exists at the various levels of government in regulating greenhouse gases or their sources. Future regulations, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use of natural gas. Consumers will continue to monitor such potential rules for impacts.
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by removing the natural gas distribution segment from the reporting obligations under the petroleum and natural gas source category, and proposed to delay the reporting obligations until 2034 for the remaining sources in this category. This change could result in inconsistent approaches in greenhouse gas accounting for industrial sources.
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
Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset through clean fuel alternatives or nature-based carbon removal pathways. To date, Consumers has reduced methane emissions by nearly 30 percent.

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
Consumers has already initiated work in these key areas by continuing to expand its energy waste reduction targets and by offering gas customers the ability to offset their carbon footprint associated with natural gas use by purchasing renewable natural gas and/or carbon credits associated with Michigan forest preservation. Consumers has two renewable natural gas facilities under construction scheduled for commercial operation in 2026 and is monitoring regulatory developments and market conditions closely as part of its ongoing evaluation of the projects. Consumers is evaluating and monitoring newer technologies to determine their role in achieving Consumers’ interim and long-term net-zero goals, including biofuels, geothermal, synthetic methane, carbon capture sequestration systems, and other innovative technologies.
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
Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects, including changes to tax and trade policy
•delays or difficulties in financing, constructing, and developing projects, including those arising from the performance of contractors, suppliers, or other counterparties
•changes in energy, capacity, and other commodity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with ownership interests in facilities that involve tax equity financing
•representations, warranties, and indemnities provided in connection with sales of assets
•delays or difficulties in obtaining environmental permits
For additional details regarding NorthStar Clean Energy’s uncertainties, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Guarantees.
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
In March 2024, the EPA published a lower fine particulate matter NAAQS, which will likely result in newly designated nonattainment areas in Michigan starting in 2026. EGLE has proposed nonattainment areas for Kalamazoo and Wayne counties. NorthStar Clean Energy has two fossil-fuel-fired generating units in these counties and therefore will continue to monitor NAAQS rulemaking and litigation to evaluate potential impacts to its generating assets.
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
For additional details regarding the ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program. This change could result in inconsistent approaches in greenhouse gas accounting for industrial sources.
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
Other Outlook and Uncertainties
Union Contract: The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. In May 2025, Consumers and the UWUA ratified a new five-year contract for its operating, maintenance, and construction bargaining unit. In July 2025, Consumers and the UWUA ratified a new five-year contract with customer contact center employees. In September 2025, Consumers and the United Steelworkers labor union ratified a new five-year contract for its Zeeland plant bargaining unit.
Tax Legislation: CMS Energy and Consumers are subject to changing tax laws. In July 2025, President Trump signed into law the OBBBA. The legislation allows for the immediate expensing of domestic research and development costs and includes changes to clean energy tax credits enacted by the Inflation Reduction Act of 2022. While the OBBBA restores, and makes permanent, the 100‑percent bonus depreciation deduction, it also retains a provision that allows utilities to take a full deduction of interest expense in lieu of 100‑percent bonus depreciation. Based on guidance available to date, CMS Energy and Consumers evaluated the provisions of the OBBBA and concluded that the legislation is not expected to have a material impact on their respective financial statements. This conclusion is subject to change as additional guidance or interpretations become available.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2025	2024	2025	2024
Operating Revenue	$2,021	$1,743	$6,306	$5,526
Operating Expenses
Fuel for electric generation	153	179	504	449
Purchased and interchange power	513	362	1,332	1,025
Purchased power – related parties	21	19	69	53
Cost of gas sold	42	32	549	449
Maintenance and other operating expenses	416	412	1,218	1,218
Depreciation and amortization	288	273	964	914
General taxes	107	99	378	356
Total operating expenses	1,540	1,376	5,014	4,464
Operating Income	481	367	1,292	1,062
Other Income (Expense)
Non-operating retirement benefits, net	48	42	137	127
Other income	19	46	128	167
Other expense	(5)	(4)	(16)	(11)
Total other income	62	84	249	283
Interest Charges
Interest on long-term debt	204	176	590	519
Interest expense – related parties	2	3	8	9
Other interest expense	—	4	(1)	11
Allowance for borrowed funds used during construction	(3)	(5)	(9)	(11)
Total interest charges	203	178	588	528
Income Before Income Taxes	340	273	953	817
Income Tax Expense	68	26	193	125
Net Income	272	247	760	692
Loss Attributable to Noncontrolling Interests	(5)	(6)	(22)	(46)
Net Income Attributable to CMS Energy	277	253	782	738
Preferred Stock Dividends	2	2	7	7
Net Income Available to Common Stockholders	$275	$251	$775	$731

Basic Earnings Per Average Common Share	$0.92	$0.84	$2.59	$2.45
Diluted Earnings Per Average Common Share	$0.92	$0.84	$2.59	$2.45
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2025	2024	2025	2024
Net Income	$272	$247	$760	$692
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $—, $1, $—, and $1	1	—	1	1
Amortization of prior service credit, net of tax of $— for all periods	(1)	—	(1)	—
Other Comprehensive Income	—	—	—	1
Comprehensive Income	272	247	760	693
Comprehensive Loss Attributable to Noncontrolling Interests	(5)	(6)	(22)	(46)
Comprehensive Income Attributable to CMS Energy	$277	$253	$782	$739
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2025	2024
Cash Flows from Operating Activities
Net income	$760	$692
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	964	914
Deferred income taxes and investment tax credits	171	103
Other non‑cash operating activities and reconciling adjustments	(181)	(152)
Changes in assets and liabilities
Accounts receivable and accrued revenue	114	185
Inventories	(134)	51
Accounts payable and accrued rate refunds	(6)	15
Other current assets and liabilities	103	(3)
Other non‑current assets and liabilities	(34)	162
Net cash provided by operating activities	1,757	1,967
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,750)	(2,100)
Proceeds from sale of ASP business	—	124
Cost to retire property and other investing activities	(176)	(125)
Net cash used in investing activities	(2,926)	(2,101)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,511	1,447
Retirement of debt	(884)	(789)
Decrease in notes payable	(65)	(93)
Issuance of common stock	373	283
Payment of dividends on common and preferred stock	(496)	(470)
Proceeds from the sale of membership interests in VIEs	44	—
Other financing costs	(60)	(25)
Net cash provided by financing activities	1,423	353
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	254	219
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	178	248
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$432	$467
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$586	$387

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2025	December 31 2024
Current Assets
Cash and cash equivalents	$362	$103
Restricted cash and cash equivalents	70	75
Accounts receivable and accrued revenue, less allowance of $28 in 2025 and $23 in 2024	922	1,049
Accounts receivable – related parties	12	14
Inventories at average cost
Gas in underground storage	566	435
Materials and supplies	307	299
Generating plant fuel stock	30	35
Deferred property taxes	294	448
Regulatory assets	84	229
Prepayments and other current assets	98	103
Total current assets	2,745	2,790
Plant, Property, and Equipment
Plant, property, and equipment, gross	36,583	34,932
Less accumulated depreciation and amortization	10,051	9,569
Plant, property, and equipment, net	26,532	25,363
Construction work in progress	3,158	2,098
Total plant, property, and equipment	29,690	27,461
Other Non‑current Assets
Regulatory assets	3,545	3,569
Accounts receivable	18	20
Investments	64	69
Postretirement benefits	1,744	1,627
Other	202	384
Total other non‑current assets	5,573	5,669
Total Assets	$38,008	$35,920

LIABILITIES AND EQUITY
In Millions
	September 30 2025	December 31 2024
Current Liabilities
Current portion of long-term debt and finance leases	$1,162	$1,195
Notes payable	—	65
Accounts payable	1,141	1,085
Accounts payable – related parties	8	8
Accrued rate refunds	9	38
Accrued interest	204	156
Accrued taxes	200	654
Regulatory liabilities	89	111
Other current liabilities	239	209
Total current liabilities	3,052	3,521
Non‑current Liabilities
Long-term debt	16,774	15,194
Non-current portion of finance leases	137	112
Regulatory liabilities	4,104	4,067
Postretirement benefits	92	96
Asset retirement obligations	731	728
Deferred investment tax credit	119	122
Deferred income taxes	3,172	2,925
Other non‑current liabilities	396	407
Total non‑current liabilities	25,525	23,651
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 304.3 shares in 2025 and 298.8 shares in 2024	3	3
Other paid-in capital	6,355	6,009
Accumulated other comprehensive loss	(41)	(41)
Retained earnings	2,323	2,035
Total common stockholders’ equity	8,640	8,006
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	8,864	8,230
Noncontrolling interests	567	518
Total equity	9,431	8,748
Total Liabilities and Equity	$38,008	$35,920
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2025	2024	2025	2024
Total Equity at Beginning of Period	$8,971	$8,541	$8,748	$8,125
Common Stock
At beginning and end of period	3	3	3	3
Other Paid-in Capital
At beginning of period	5,998	5,991	6,009	5,705
Common stock issued	358	10	393	307
Common stock repurchased	(1)	—	(13)	(11)
Adjustment for sale of membership interests in VIEs	—	—	(34)	—
At end of period	6,355	6,001	6,355	6,001
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(41)	(45)	(41)	(46)
Amortization of net actuarial loss	1	—	1	1
Amortization of prior service credit	(1)	—	(1)	—
At end of period	(41)	(45)	(41)	(45)
Retained Earnings
At beginning of period	2,210	1,830	2,035	1,658
Net income attributable to CMS Energy	277	253	782	738
Dividends declared on common stock	(162)	(153)	(487)	(461)
Dividends declared on preferred stock	(2)	(2)	(7)	(7)
At end of period	2,323	1,928	2,323	1,928
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224	224	224
Noncontrolling Interests
At beginning of period	577	538	518	581
Sale of membership interests in VIEs	—	—	78	—
Loss attributable to noncontrolling interests	(5)	(6)	(22)	(46)
Other changes in noncontrolling interests	(5)	(2)	(7)	(5)
At end of period	567	530	567	530
Total Equity at End of Period	$9,431	$8,641	$9,431	$8,641
Dividends declared per common share	$0.5425	$0.5150	$1.6275	$1.5450
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625	$0.7875	$0.7875
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2025	2024	2025	2024
Operating Revenue	$1,913	$1,661	$6,007	$5,291
Operating Expenses
Fuel for electric generation	113	150	419	366
Purchased and interchange power	490	346	1,219	989
Purchased power – related parties	21	19	69	53
Cost of gas sold	40	31	545	447
Maintenance and other operating expenses	388	381	1,137	1,136
Depreciation and amortization	274	261	925	878
General taxes	104	95	369	346
Total operating expenses	1,430	1,283	4,683	4,215
Operating Income	483	378	1,324	1,076
Other Income (Expense)
Non-operating retirement benefits, net	44	39	128	118
Other income	15	24	44	67
Other expense	(4)	(3)	(11)	(10)
Total other income	55	60	161	175
Interest Charges
Interest on long-term debt	135	123	388	364
Interest expense – related parties	10	9	30	22
Other interest expense	3	3	6	8
Allowance for borrowed funds used during construction	(3)	(4)	(8)	(8)
Total interest charges	145	131	416	386
Income Before Income Taxes	393	307	1,069	865
Income Tax Expense	79	34	221	139
Net Income	314	273	848	726
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Stockholder	$314	$273	$847	$725
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2025	2024	2025	2024
Net Income	$314	$273	$848	$726
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	—	1	—	1
Other Comprehensive Income	—	1	—	1
Comprehensive Income	$314	$274	$848	$727
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2025	2024
Cash Flows from Operating Activities
Net income	$848	$726
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	925	878
Deferred income taxes and investment tax credits	57	99
Other non‑cash operating activities and reconciling adjustments	(111)	(64)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	124	184
Inventories	(137)	50
Accounts payable and accrued rate refunds	1	25
Other current assets and liabilities	121	(29)
Other non-current assets and liabilities	(54)	145
Net cash provided by operating activities	1,774	2,014
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,389)	(1,999)
Proceeds from sale of ASP business	—	124
Cost to retire property and other investing activities	(180)	(119)
Net cash used in investing activities	(2,569)	(1,994)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,123	1,297
Retirement of debt	(100)	(322)
Decrease in notes payable	(65)	(93)
Stockholder contribution	695	320
Return of stockholder contribution	—	(320)
Payment of dividends on common and preferred stock	(650)	(545)
Other financing costs	(16)	(10)
Net cash provided by financing activities	987	327
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	192	347
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	119	56
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$311	$403
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$453	$382
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2025	December 31 2024
Current Assets
Cash and cash equivalents	$242	$44
Restricted cash and cash equivalents	69	75
Accounts receivable and accrued revenue, less allowance of $28 in 2025 and $23 in 2024	890	1,019
Accounts and notes receivable – related parties	10	17
Inventories at average cost
Gas in underground storage	566	435
Materials and supplies	299	291
Generating plant fuel stock	28	30
Deferred property taxes	294	448
Regulatory assets	84	229
Prepayments and other current assets	90	86
Total current assets	2,572	2,674
Plant, Property, and Equipment
Plant, property, and equipment, gross	35,021	33,434
Less accumulated depreciation and amortization	9,772	9,310
Plant, property, and equipment, net	25,249	24,124
Construction work in progress	2,532	1,766
Total plant, property, and equipment	27,781	25,890
Other Non-current Assets
Regulatory assets	3,545	3,569
Accounts receivable	24	26
Accounts and notes receivable – related parties	88	92
Postretirement benefits	1,622	1,514
Other	148	323
Total other non-current assets	5,427	5,524
Total Assets	$35,780	$34,088

LIABILITIES AND EQUITY
In Millions
	September 30 2025	December 31 2024
Current Liabilities
Current portion of long-term debt and finance leases	$579	$456
Notes payable	—	65
Accounts payable	984	917
Accounts payable – related parties	15	12
Accrued rate refunds	9	38
Accrued interest	147	130
Accrued taxes	290	678
Regulatory liabilities	89	111
Other current liabilities	204	185
Total current liabilities	2,317	2,592
Non-current Liabilities
Long-term debt	11,537	10,818
Long-term debt – related parties	1,005	823
Non-current portion of finance leases	84	69
Regulatory liabilities	4,104	4,067
Postretirement benefits	67	70
Asset retirement obligations	696	694
Deferred investment tax credit	119	122
Deferred income taxes	3,185	3,053
Other non-current liabilities	342	349
Total non-current liabilities	21,139	20,065
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	8,869	8,174
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	2,588	2,390
Total common stockholder’s equity	12,287	11,394
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	12,324	11,431
Total Liabilities and Equity	$35,780	$34,088
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2025	2024	2025	2024
Total Equity at Beginning of Period	$11,698	$10,893	$11,431	$10,800
Common Stock
At beginning and end of period	841	841	841	841
Other Paid-in Capital
At beginning of period	8,324	7,759	8,174	7,759
Stockholder contribution	545	—	695	320
Return of stockholder contribution	—	—	—	(320)
At end of period	8,869	7,759	8,869	7,759
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(11)	(15)	(11)	(15)
Amortization of net actuarial loss	—	1	—	1
At end of period	(11)	(14)	(11)	(14)
Retained Earnings
At beginning of period	2,507	2,271	2,390	2,178
Net income	314	273	848	726
Dividends declared on common stock	(233)	(185)	(649)	(544)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	2,588	2,359	2,588	2,359
Cumulative Preferred Stock
At beginning and end of period	37	37	37	37
Total Equity at End of Period	$12,324	$10,982	$12,324	$10,982
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
In June 2025, Consumers filed a complaint at FERC seeking a modification of the MISO Tariff that would enable Consumers to recover the costs of complying with the emergency order. Consumers’ complaint seeks a mechanism in the MISO Tariff that would allow allocation of those compliance costs across the MISO North and Central regions, consistent with the nature of the energy emergency declared in the U.S. Department of Energy order.
On August 20, 2025, the U.S. Secretary of Energy issued a second emergency order requiring J.H. Campbell to continue operating for another 90 days, through November 19, 2025. Consumers is complying with the August 2025 emergency order. Also in August 2025, FERC granted Consumers’ complaint seeking modification of the MISO Tariff and ordered MISO to revise its tariff accordingly. MISO submitted a compliance filing with FERC in September 2025, and FERC approval of the compliance filing remains pending. During the initial emergency order period, the net financial impact of compliance was $53 million after applying MISO revenues of $67 million. For the second emergency order period through September 30, 2025, the net financial impact of compliance was $27 million after applying MISO revenues of $17 million. Upon FERC approval of the requested tariff modification, Consumers intends to file for recovery and allocation of costs to comply with the emergency orders across the region specified by the emergency orders. The ultimate financial impact remains subject to the outcome of the FERC proceeding and any future guidance or interpretation.
Service Restoration Cost Deferral Application: As a result of catastrophic storms in Consumers’ electric service territory, Consumers incurred significant service restoration costs during March and April 2025. In April 2025, Consumers filed with the MPSC an ex parte application requesting approval to defer, as a regulatory asset, operating and maintenance expenses associated with the storms. In June 2025, the MPSC approved the application, authorizing the deferral of these expenses for accounting purposes. At September 30, 2025, Consumers had a $54 million regulatory asset recorded associated with these costs, recovery for which will be requested in a future case.

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
At September 30, 2025, CMS Energy had a recorded liability of $47 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of 1 percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $59 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2025 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $4 million and $5 million. At September 30, 2025, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2025, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, Consumers and DTE Electric filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties’ contract. As a co-owner of Ludington, Consumers would be liable for 51 percent of any such damages, if liability and damages were proven. The court denied the motion to dismiss filed by TAES and Toshiba. The trial is scheduled to begin in the fourth quarter of 2025. Consumers believes the counterclaims filed by TAES and Toshiba are without merit, but cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
In 2023, Toshiba announced that TBJH became the majority shareholder and new parent company of Toshiba through a common stock purchase. TBJH is a subsidiary of a Japanese private equity firm. Consumers and DTE Electric continue to monitor this development, but do not believe that this affects their rights under the parent guaranty provided by Toshiba.

In 2023, the MPSC approved Consumers’ and DTE Electric’s jointly-filed request for authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba moves forward. Although litigation is ongoing, Consumers currently estimates that its share of repair, replacement, and other damages resulting from TAES’ defective work is approximately $350 million, which may be offset in part or entirely by any potential future litigation proceeds received from TAES or Toshiba. Consumers and DTE Electric will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation, including any amounts not recovered from TAES or Toshiba. Consumers cannot predict the financial impact or outcome of such proceedings.
Consumers Gas Utility Contingencies
Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site.
At September 30, 2025, Consumers had a recorded liability of $60 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2025 and in each of the next five years:

In Millions
	2025	2026	2027	2028	2029	2030
Remediation and other response activity costs	$—	$3	$8	$25	$11	$3
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At September 30, 2025, Consumers had a regulatory asset of $85 million related to the MGP sites.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2025:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	various	$229	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	152	—
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
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
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the nine months ended September 30, 2025:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Junior subordinated notes[1]	$1,000	6.500	February 2025	June 2055
Term loan credit agreement	110	variable	February 2025	December 2025
Total CMS Energy, parent only	$1,110
NorthStar Clean Energy, including subsidiaries
Construction financing agreement[2]	$179	variable	February 2025	Five years after conversion date[2]
Total NorthStar Clean Energy, including subsidiaries	$179
Consumers
First mortgage bonds	$500	4.500	May 2025	January 2031
First mortgage bonds	625	5.050	May 2025	May 2035
Total Consumers	$1,125
Total CMS Energy	$2,414
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
Retirements: Presented in the following table is a summary of major long-term debt retirements during the nine months ended September 30, 2025:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Term loan credit agreement	$400	variable	February 2025	September 2025
Term loan credit agreement	200	variable	February 2025	December 2025
Total CMS Energy, parent only	$600
Total CMS Energy	$600
CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $184 million during the nine months ended September 30, 2025 in exchange for cash of $109 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $72 million during the nine months ended September 30, 2025, which was recorded in other income on CMS Energy’s consolidated statements of income. Interest expense related to the repurchased bonds was $8 million for the three months ended September 30, 2025 and $21 million for the nine months ended September 30, 2025, which was recorded in interest expense - related parties on Consumers’ consolidated statements of income.
CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $69 million during the three months ended September 30, 2024 and $311 million during the nine months ended September 30, 2024, in exchange for cash of $49 million and $218 million, respectively. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $20 million for the three months ended September 30, 2024 and a pre-tax gain of $90 million for the nine months ended September 30, 2024, which was recorded in other income on its consolidated statements of income. Interest expense related to the repurchased bonds was $5 million for the three months ended September 30, 2024 and $13 million for the nine months ended September 30, 2024, which was recorded in interest expense - related parties on Consumers’ consolidated statements of income.
Credit Facilities: The following credit facilities with banks were available at September 30, 2025:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$35	$515
September 30, 2026	50	—	50	—
NorthStar Clean Energy, including subsidiaries
May 30, 2028[2]	$250	$180	$8	$62
December 25, 2025[3]	37	—	37	—
Upon completion of construction project[4]	19	—	12	7
Consumers
December 14, 2027[5]	$1,100	$—	$10	$1,090
November 18, 2025[5]	250	—	112	138
March 31, 2028	50	—	42	8
1There were no borrowings under this facility during the nine months ended September 30, 2025.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At September 30, 2025, the net book value of the pledged equity interests was $515 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default.
3This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.
4The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy. The letter of credit facility will expire upon completion of project construction scheduled for the first half of 2026.
5Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the nine months ended September 30, 2025.

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
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2025, there were no commercial paper notes outstanding under this program.
In December 2024, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term SOFR minus 0.100 percent. At September 30, 2025, there were no outstanding borrowings under the agreement.
NorthStar Clean Energy’s Supplier Financing Program: Under a supplier financing program, NorthStar Clean Energy agrees to pay a bank that is acting as its payment agent the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The bank is required to pay the supplier invoices that have been confirmed as valid under the program in full within 135 days of the invoice date. NorthStar Clean Energy does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. NorthStar Clean Energy or the bank may terminate the supplier financing program agreement upon 30 days prior written notice to the other party. At September 30, 2025, obligations under this program accounted for as accounts payable on CMS Energy’s consolidated balance sheets were $79 million.
Dividend Restrictions: At September 30, 2025, payment of dividends by CMS Energy on its common stock was limited to $8.6 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2025, Consumers had $2.5 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the nine months ended September 30, 2025, Consumers paid $649 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions.
Under the forward sales transactions, CMS Energy may either settle physically by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or settle net by delivering or receiving cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock.
During the three months ended September 30, 2025, CMS Energy entered into forward sale agreements for approximately 2.1 million shares at a weighted average initial forward price of $72.42 per share. During the same period, CMS Energy settled forward sale contracts under this program by issuing approximately 5.0 million shares at a weighted average price of $70.52 per share, resulting in net proceeds of $349 million.
In October 2025, CMS Energy completed an additional settlement issuing approximately 2.0 million shares at a weighted average price of $72.73, resulting in net proceeds of $147 million. Following these transactions, outstanding forward contracts under the program have an aggregate sales price of $8 million, maturing through November 30, 2026.
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of September 30, 2025, it would have been required to deliver 21,313 shares or pay $2 million in cash.
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

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Assets[1]
Cash equivalents	$75	$27	$—	$—
Restricted cash equivalents	70	75	69	75
Nonqualified deferred compensation plan assets	35	34	27	25
Derivative instruments	3	2	3	2
Total assets	$183	$138	$99	$102
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$35	$34	$27	$25
Derivative instruments	4	—	—	—
Total liabilities	$39	$34	$27	$25
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
In February 2025, a subsidiary of NorthStar Clean Energy entered into floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with interest payments on certain future long‑term variable-rate debt. The interest rate swaps economically hedge the future variability of interest payments on debt with a notional amount of $109 million. Gains or losses on these swaps are reported in other expense on CMS Energy’s consolidated statements of income. The amount recorded in other expense was less than $1 million for the three months ended September 30, 2025 and $4 million for the nine months ended September 30, 2025. The fair value of these swaps recorded in other non-current liabilities on CMS Energy’s consolidated balance sheets totaled $4 million at September 30, 2025.
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

In Millions
	September 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$7	$6	$—	$—	$6	$9	$8	$—	$—	$8
Liabilities
Long-term debt[2]	17,930	16,993	2,111	12,932	1,950	16,386	14,876	1,018	11,952	1,906
Long-term payables[3]	8	8	—	—	8	9	9	—	—	9
Consumers
Assets
Long-term receivables[1]	$7	$6	$—	$—	$6	$9	$8	$—	$—	$8
Notes receivable – related party[4]	91	91	—	—	91	94	94	—	—	94
Liabilities
Long-term debt[5]	12,109	11,132	—	9,182	1,950	11,270	9,940	—	8,034	1,906
Long-term debt – related party[6]	1,005	674	—	674	—	823	549	—	549	—
Long-term payables	2	2	—	—	2	4	4	—	—	4
1Includes current portion of long-term accounts receivable and notes receivable of $3 million at September 30, 2025 and $4 million at December 31, 2024.
2Includes current portion of long-term debt of $1.2 billion at September 30, 2025 and December 31, 2024.
3Includes current portion of long-term payables of $1 million at September 30, 2025 and $2 million at December 31, 2024.
4Includes current portion of notes receivable – related party of $7 million at September 30, 2025 and December 31, 2024.

5Includes current portion of long-term debt of $572 million at September 30, 2025 and $452 million at December 31, 2024.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2025	2024	2025	2024	2025	2024	2025	2024
CMS Energy, including Consumers
Net periodic credit
Service cost	$6	$7	$19	$21	$2	$2	$6	$8
Interest cost	27	26	81	78	10	10	32	32
Expected return on plan assets	(57)	(58)	(171)	(176)	(27)	(28)	(83)	(86)
Amortization of:
Net loss	3	3	8	9	—	1	2	3
Prior service cost (credit)	1	1	3	3	(8)	(7)	(25)	(23)
Settlement loss	3	3	8	8	—	—	—	—
Net periodic credit	$(17)	$(18)	$(52)	$(57)	$(23)	$(22)	$(68)	$(66)
Consumers
Net periodic credit
Service cost	$6	$7	$18	$20	$2	$2	$6	$8
Interest cost	26	25	77	74	11	11	32	31
Expected return on plan assets	(54)	(56)	(162)	(166)	(26)	(26)	(78)	(80)
Amortization of:
Net loss	2	3	7	8	—	1	2	3
Prior service cost (credit)	1	1	3	3	(8)	(8)	(25)	(23)
Settlement loss	3	3	8	8	—	—	—	—
Net periodic credit	$(16)	$(17)	$(49)	$(53)	$(21)	$(20)	$(63)	$(61)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years. At September 30, 2025, CMS Energy, including Consumers, had deferred $1 million of pension costs and

$7 million of OPEB credits under this mechanism related to 2025 expense. At September 30, 2024, CMS Energy, including Consumers, had deferred $12 million of pension credits and $8 million of OPEB credits under this mechanism related to 2024 expense.
7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2025	2024
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	7.2	5.4
Renewable energy tax credits	(5.7)	(6.3)
TCJA excess deferred taxes	(3.5)	(3.8)
Deferred tax adjustment[2]	—	(1.9)
Taxes attributable to noncontrolling interests	1.2	1.1
Other, net	0.1	(0.2)
Effective tax rate	20.3%	15.3%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	6.5	5.0
Renewable energy tax credits	(3.6)	(4.4)
TCJA excess deferred taxes	(3.0)	(3.5)
Deferred tax adjustment[2]	—	(1.8)
Other, net	(0.2)	(0.2)
Effective tax rate	20.7%	16.1%
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
State Income Tax Claim: In February 2025, CMS Energy received an adverse ruling from the Michigan Tax Tribunal in regards to the methodology of state apportionment for Consumers’ electricity sales to MISO. In March 2025, CMS Energy filed an appeal with the Michigan Court of Appeals and a final decision is not expected until 2026. CMS Energy and Consumers have evaluated and concluded their uncertain tax positions associated with this matter to be sufficient as of September 30, 2025. While CMS Energy and Consumers expect the appeal to prevail, if it were to fail, the companies would be required to revise the estimated value of their state deferred tax liabilities, which could result in a material impact to their results of operations.
Tax Legislation: CMS Energy and Consumers are subject to changing tax laws. In July 2025, President Trump signed into law the OBBBA. The legislation allows for the immediate expensing of domestic research and development costs and includes changes to clean energy tax credits enacted by the

Inflation Reduction Act of 2022. While the OBBBA restores, and makes permanent, the 100‑percent bonus depreciation deduction, it also retains a provision that allows utilities to take a full deduction of interest expense in lieu of 100‑percent bonus depreciation. Based on guidance available to date, CMS Energy and Consumers evaluated the provisions of the OBBBA and concluded that the legislation is not expected to have a material impact on their respective financial statements. This conclusion is subject to change as additional guidance or interpretations become available.
8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2025	2024	2025	2024
Income available to common stockholders
Income from continuing operations	$272	$247	$760	$692
Less loss attributable to noncontrolling interests	(5)	(6)	(22)	(46)
Less preferred stock dividends	2	2	7	7
Income from continuing operations available to common stockholders – basic and diluted	$275	$251	$775	$731
Average common shares outstanding
Weighted-average shares – basic	299.7	298.0	298.8	297.5
Add dilutive nonvested stock awards	0.6	0.8	0.6	0.7
Add dilutive forward equity sale contracts	0.1	—	—	—
Weighted-average shares – diluted	300.4	298.8	299.4	298.2
Income from continuing operations per average common share available to common stockholders
Basic	$0.92	$0.84	$2.59	$2.45
Diluted	0.92	0.84	2.59	2.45
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

9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,675	$233	$—	$1,908
Other	—	—	67	67
Revenue recognized from contracts with customers	$1,675	$233	$67	$1,975
Leasing income	—	—	41	41
Financing income	2	1	—	3
Consumers alternative-revenue programs	2	—	—	2
Total operating revenue – CMS Energy	$1,679	$234	$108	$2,021
Consumers
Consumers utility revenue
Residential	$842	$139		$981
Commercial	577	45		622
Industrial	204	6		210
Other	52	43		95
Revenue recognized from contracts with customers	$1,675	$233		$1,908
Financing income	2	1		3
Alternative-revenue programs	2	—		2
Total operating revenue – Consumers	$1,679	$234		$1,913
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $28 million for the three months ended September 30, 2025.

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

In Millions
Nine Months Ended September 30, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,324	$1,665	$—	$5,989
Other	—	—	182	182
Revenue recognized from contracts with customers	$4,324	$1,665	$182	$6,171
Leasing income	—	—	117	117
Financing income	7	5	—	12
Consumers alternative-revenue programs	6	—	—	6
Total operating revenue – CMS Energy	$4,337	$1,670	$299	$6,306
Consumers
Consumers utility revenue
Residential	$2,055	$1,146		$3,201
Commercial	1,468	374		1,842
Industrial	576	46		622
Other	225	99		324
Revenue recognized from contracts with customers	$4,324	$1,665		$5,989
Financing income	7	5		12
Alternative-revenue programs	6	—		6
Total operating revenue – Consumers	$4,337	$1,670		$6,007
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $82 million for the nine months ended September 30, 2025.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $10 million for the three months ended September 30, 2025 and $7 million for the three months ended September 30, 2024. CMS Energy and Consumers recorded uncollectible accounts expense of $30 million for the nine months ended September 30, 2025 and $24 million for the nine months ended September 30, 2024.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $381 million at September 30, 2025 and $584 million at December 31, 2024.
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

In Millions
Three Months Ended September 30, 2025	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,679		$234		$108	$2,021	$—	$2,021
Operating expenses
Power supply cost[1]	624		—		63	687	—	687
Cost of gas sold	—		40		2	42	—	42
Maintenance and other operating expenses	285		103		25	413	3	416
Depreciation and amortization	239		35		14	288	—	288
General taxes	81		23		3	107	—	107
Total operating expenses	1,229		201		107	1,537	3	1,540
Operating Income (Loss)	450		33		1	484	(3)	481
Other income	34		22		4	60	2	62
Interest charges	92		53		(1)	144	59	203
Income (Loss) Before Income Taxes	392		2		6	400	(60)	340
Income tax expense	66		2		—	68	—	68
Income (Loss) From Continuing Operations	326		—		6	332	(60)	272
Other segment items[2]	—		—		5	5	(2)	3
Net Income (Loss) Available to Common Stockholders	$326		$—		$11	$337	$(62)	$275
Property, plant, and equipment, gross	$21,095	[3]	$13,890	[3]	$1,568	$36,553	$30	$36,583
Total assets	21,917	[3]	13,720	[3]	2,229	37,866	142	38,008
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended September 30, 2025	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,679		$234		$1,913	$—	$1,913
Operating expenses
Power supply cost[1]	624		—		624	—	624
Cost of gas sold	—		40		40	—	40
Maintenance and other operating expenses	285		103		388	—	388
Depreciation and amortization	239		35		274	—	274
General taxes	81		23		104	—	104
Total operating expenses	1,229		201		1,430	—	1,430
Operating Income	450		33		483	—	483
Other income	34		22		56	(1)	55
Interest charges	92		53		145	—	145
Income (Loss) Before Income Taxes	392		2		394	(1)	393
Income tax expense	66		2		68	11	79
Net Income (Loss) Available to Common Stockholder	$326		$—		$326	$(12)	$314
Property, plant, and equipment, gross	$21,095	[2]	$13,890	[2]	$34,985	$36	$35,021
Total assets	21,972	[2]	13,762	[2]	35,734	46	35,780
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended September 30, 2024	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,448		$213		$82	$1,743	$—	$1,743
Operating expenses
Power supply cost[1]	515		—		45	560	—	560
Cost of gas sold	—		31		1	32	—	32
Maintenance and other operating expenses	282		99		27	408	4	412
Depreciation and amortization	229		32		12	273	—	273
General taxes	75		20		4	99	—	99
Total operating expenses	1,101		182		89	1,372	4	1,376
Operating Income (Loss)	347		31		(7)	371	(4)	367
Other income	35		25		3	63	21	84
Interest charges	82		49		2	133	45	178
Income (Loss) Before Income Taxes	300		7		(6)	301	(28)	273
Income tax expense (benefit)	27		(4)		(6)	17	9	26
Income (Loss) From Continuing Operations	273		11		—	284	(37)	247
Other segment items[2]	—		—		6	6	(2)	4
Net Income (Loss) Available to Common Stockholders	$273		$11		$6	$290	$(39)	$251
Property, plant, and equipment, gross	$19,826	[3]	$12,840	[3]	$1,469	$34,135	$21	$34,156
Total assets	20,222	[3]	12,809	[3]	1,711	34,742	75	34,817
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of income from discontinued operations, net of tax, loss attributable to noncontrolling interests, and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended September 30, 2024	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,448		$213		$1,661	$—	$1,661
Operating expenses
Power supply cost[1]	515		—		515	—	515
Cost of gas sold	—		31		31	—	31
Maintenance and other operating expenses	282		99		381	—	381
Depreciation and amortization	229		32		261	—	261
General taxes	75		20		95	—	95
Total operating expenses	1,101		182		1,283	—	1,283
Operating Income	347		31		378	—	378
Other income	35		25		60	—	60
Interest charges	82		49		131	—	131
Income Before Income Taxes	300		7		307	—	307
Income tax expense (benefit)	27		(4)		23	11	34
Net Income (Loss) Available to Common Stockholder	$273		$11		$284	$(11)	$273
Property, plant, and equipment, gross	$19,826	[2]	$12,840	[2]	$32,666	$29	$32,695
Total assets	20,279	[2]	12,852	[2]	33,131	29	33,160
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

Presented in the following tables is financial information by segment:

In Millions
Nine Months Ended September 30, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy	Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$4,337	$1,670	$299	$6,306	$—	$6,306
Operating expenses
Power supply cost[1]	1,707	—	198	1,905	—	1,905
Cost of gas sold	—	545	4	549	—	549
Maintenance and other operating expenses	806	331	73	1,210	8	1,218
Depreciation and amortization	682	243	39	964	—	964
General taxes	227	142	9	378	—	378
Total operating expenses	3,422	1,261	323	5,006	8	5,014
Operating Income (Loss)	915	409	(24)	1,300	(8)	1,292
Other income	97	64	7	168	81	249
Interest charges	263	152	(2)	413	175	588
Income (Loss) Before Income Taxes	749	321	(15)	1,055	(102)	953
Income tax expense (benefit)	131	83	(7)	207	(14)	193
Income (Loss) From Continuing Operations	618	238	(8)	848	(88)	760
Other segment items[2]	(1)	—	23	22	(7)	15
Net Income (Loss) Available to Common Stockholders	$617	$238	$15	$870	$(95)	$775
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.

In Millions
Nine Months Ended September 30, 2025	Electric Utility	Gas Utility	Segments Total	Other Reconciling Items	Consolidated
Consumers
Operating revenue	$4,337	$1,670	$6,007	$—	$6,007
Operating expenses
Power supply cost[1]	1,707	—	1,707	—	1,707
Cost of gas sold	—	545	545	—	545
Maintenance and other operating expenses	806	331	1,137	—	1,137
Depreciation and amortization	682	243	925	—	925
General taxes	227	142	369	—	369
Total operating expenses	3,422	1,261	4,683	—	4,683
Operating Income	915	409	1,324	—	1,324
Other income	97	64	161	—	161
Interest charges	263	152	415	1	416
Income (Loss) Before Income Taxes	749	321	1,070	(1)	1,069
Income tax expense	131	83	214	7	221
Net Income (Loss)	618	238	856	(8)	848
Other segment items[2]	(1)	—	(1)	—	(1)
Net Income (Loss) Available to Common Stockholder	$617	$238	$855	$(8)	$847
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.

In Millions
Nine Months Ended September 30, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy	Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$3,806	$1,485	$235	$5,526	$—	$5,526
Operating expenses
Power supply cost[1]	1,408	—	119	1,527	—	1,527
Cost of gas sold	—	447	2	449	—	449
Maintenance and other operating expenses	781	355	73	1,209	9	1,218
Depreciation and amortization	651	226	36	913	1	914
General taxes	214	132	10	356	—	356
Total operating expenses	3,054	1,160	240	4,454	10	4,464
Operating Income (Loss)	752	325	(5)	1,072	(10)	1,062
Other income	105	70	11	186	97	283
Interest charges	242	143	3	388	140	528
Income (Loss) Before Income Taxes	615	252	3	870	(53)	817
Income tax expense (benefit)	74	57	(3)	128	(3)	125
Income (Loss) From Continuing Operations	541	195	6	742	(50)	692
Other segment items[2]	(1)	—	47	46	(7)	39
Net Income (Loss) Available to Common Stockholders	$540	$195	$53	$788	$(57)	$731
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.

In Millions
Nine Months Ended September 30, 2024	Electric Utility	Gas Utility	Segments Total	Other Reconciling Items	Consolidated
Consumers
Operating revenue	$3,806	$1,485	$5,291	$—	$5,291
Operating expenses
Power supply cost[1]	1,408	—	1,408	—	1,408
Cost of gas sold	—	447	447	—	447
Maintenance and other operating expenses	781	355	1,136	—	1,136
Depreciation and amortization	651	226	877	1	878
General taxes	214	132	346	—	346
Total operating expenses	3,054	1,160	4,214	1	4,215
Operating Income (Loss)	752	325	1,077	(1)	1,076
Other income	105	70	175	—	175
Interest charges	242	143	385	1	386
Income (Loss) Before Income Taxes	615	252	867	(2)	865
Income tax expense	74	57	131	8	139
Net Income (Loss)	541	195	736	(10)	726
Other segment items[2]	(1)	—	(1)	—	(1)
Net Income (Loss) Available to Common Stockholder	$540	$195	$735	$(10)	$725
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	September 30, 2025	December 31, 2024
Current
Cash and cash equivalents	$19	$18
Accounts receivable	3	4
Prepayments and other current assets	3	3
Non-current
Plant, property, and equipment, net	1,028	1,024
Other non-current assets	6	3
Total assets[1]	$1,059	$1,052
Current
Accounts payable	$9	$8
Accrued taxes	1	—
Non-current
Non-current portion of finance leases	24	23
Asset retirement obligations	35	33
Other non-current liabilities	3	—
Total liabilities	$72	$64
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise non-current regulatory assets and long-term debt. The carrying value of the regulatory assets on Consumers’ consolidated balance sheets was $580 million at September 30, 2025 and $666 million at December 31, 2024. The carrying value of securitization bonds on Consumers’ consolidated balance sheets was $600 million at September 30, 2025 and $700 million at December 31, 2024.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy, NorthStar Clean Energy, or Consumers. NorthStar Clean Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on CMS Energy’s consolidated balance sheets in the amount of $59 million at September 30, 2025 and $64 million at December 31, 2024.
12:    Exit Activities and Asset Sales
J.H. Campbell Retirement: Under its Clean Energy Plan, Consumers had planned to retire J.H. Campbell in 2025. In order to ensure necessary staffing at J.H. Campbell through the planned retirement, Consumers implemented a retention incentive program. The terms of and Consumers’ obligations under this program have not been modified as a result of the U.S. Secretary of Energy’s emergency orders requiring the continued operation of J.H. Campbell. Consumers will make final payments due under this retention plan in November 2025. Should the U.S. Department of Energy issue additional emergency orders that require the continued operation of J.H. Campbell beyond November 2025, Consumers is prepared to implement additional retention measures to ensure appropriate staffing levels. For additional information on the emergency orders associated with J.H. Campbell, see Note 1, Regulatory Matters.
The aggregate cost of the J.H. Campbell program is estimated to be $48 million. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. As of September 30, 2025, the cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $47 million. Amounts deferred under the program are subsequently collected from customers over three years.

Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Nine Months Ended September 30	2025	2024
Retention benefit liability at beginning of period	$14	$16
Costs deferred as a regulatory asset[1]	4	6
Retention benefit liability at the end of the period[2]	$18	$22
1Includes $1 million for the three months ended September 30, 2025 and $3 million for the three months ended September 30, 2024.
2Includes current portion of other liabilities of $18 million at September 30, 2025 and $9 million at September 30, 2024.
Sale of Hydroelectric Facilities: In September 2025, Consumers signed an agreement to sell its 13 river hydroelectric dams, which are located throughout Michigan, to a non-affiliated company. Additionally, Consumers signed an agreement to purchase power generated by the facilities for 30 years, at a price that reflects the counterparty’s acceptance of the risks and rewards of ownership of the facilities, including FERC licensing obligations. The agreements are contingent upon MPSC and FERC approval, which must be filed within 60 days of signing. Timing of the regulatory review process is uncertain and could extend 12 to 18 months or longer. In Consumers’ most recent electric rate case, the MPSC approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At September 30, 2025, the net book value of the hydroelectric facilities was immaterial.
To ensure necessary staffing at the hydroelectric facilities through the anticipated sale, Consumers has provided current employees at the facilities with a retention incentive program. Subsequently, to ensure continued safe operation of the facilities after the sale, the buyer will offer employment to the current hydroelectric employees for a period of at least a year. The retention incentive benefits are contingent upon MPSC and FERC approval of the sale transaction.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2025 to July 31, 2025	313	$69.41	—	—
August 1, 2025 to August 31, 2025	—	—	—	—
September 1, 2025 to September 30, 2025	2,862	70.23	—	—
Total	3,175	$70.15	—	—
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

CMS ENERGY CORPORATION

Dated: October 30, 2025	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 30, 2025	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer