Form 10-K
period 2025-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2026-02-10
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of CMS Energy voting and non‑voting common equity held by non‑affiliates was $20.644 billion for the 297,980,694 CMS Energy Corporation Common Stock shares outstanding on June 30, 2025 based on the closing sale price of $69.28 for CMS Energy Corporation Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non‑affiliates as of June 30, 2025.
There were 306,420,901 shares of CMS Energy Corporation Common Stock outstanding on January 16, 2026. On January 16, 2026, CMS Energy held all 84,108,789 outstanding shares of common stock of Consumers.
Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2026 Annual Meetings of Shareholders to be held May 8, 2026.

CMS Energy Corporation
Consumers Energy Company
Annual Reports on Form 10‑K to the Securities and Exchange Commission for the Year Ended December 31, 2025

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
Allowance for borrowed and equity funds used during construction

AOCI
Accumulated other comprehensive income (loss)

ARO
Asset retirement obligation

ASC 715
Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation—Retirement Benefits

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
A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

Bcf
Billion cubic feet

BG Solar Holdings
BG Solar Holdings, LLC, a VIE in which BG Solar Holdings I, LLC, a wholly owned subsidiary of Grand River Solar, LLC, a wholly owned subsidiary of NorthStar Clean Energy, holds a Class B membership interest

Board
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

CMS Capital
CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy
CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers and NorthStar Clean Energy

CMS ERM
CMS Energy Resource Management Company a wholly owned subsidiary of NorthStar Clean Energy

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

EEI
Edison Electric Institute, an association representing all U.S. investor-owned electric companies

EGLE
Michigan Department of Environment, Great Lakes, and Energy

Electric Supply Plan
Consumers’ long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers; this plan is outlined in Consumers’ integrated resource plan and incorporates the Renewable Energy Plan

Endangered Species Act
Federal Endangered Species Act of 1973, as amended

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
Gigawatt, a unit of energy equal to 1 billion watts

GWh
Gigawatt-hour, a unit of energy equal to 1 billion watt-hours

Internal Revenue Code
Internal Revenue Code of 1986, as amended

IRS
Internal Revenue Service

IT
Information technology

J.H. Campbell
J.H. Campbell Generating Complex, a three-unit coal-fueled electric generating facility comprised of Units 1 and 2, which are wholly owned by Consumers, and Unit 3, which Consumers jointly owns with the Michigan Public Power Agency, holding a 4.80‑percent interest, and Wolverine Power, holding a 1.89‑percent interest, each a non-affiliated company

kV
Thousand volts, a unit used to measure the difference in electrical pressure along a current

kVA
Thousand volt-amperes, a unit used to reflect the electrical power capacity rating of equipment or a system

kWh
Kilowatt-hour, a unit of energy equal to 1,000 watt-hours

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
Michigan Public Service Commission

MRV
Market-related value of plan assets

MW
Megawatt, a unit of power equal to 1 million watts

MWh
Megawatt-hour, a unit of energy equal to 1 million watt-hours

NAAQS
National Ambient Air Quality Standards

Natural Gas Act
Natural Gas Act of 1938

NERC
North American Electric Reliability Corporation, a non‑affiliated company responsible for developing and enforcing reliability standards, monitoring the bulk power system, and educating and certifying industry personnel

Newport Solar Holdings
Newport Solar Holdings III, LLC, a VIE in which Newport Solar Equity Holdings LLC, a wholly owned subsidiary of Grand River Solar, LLC, a wholly owned subsidiary of NorthStar Clean Energy, holds a Class B membership interest

NorthStar Clean Energy
NorthStar Clean Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

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
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, and supply chain disruptions
•the impact of new or modified regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•federal or executive actions, the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the financial compensation mechanism, the environment, regulation or deregulation, reliability, health care reforms, taxes, tax credits, accounting matters, tariffs, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies, regulations, or tariffs; accidents; explosions; physical disasters; global pandemics; cyber incidents; physical or cyber attacks; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies and/or convert economic development opportunities
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and energy and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the ability of CMS Energy and Consumers to execute their financing strategies
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers

•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, the creation of municipal utilities, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to meet the renewable or clean energy standards required by the 2023 Energy Law or to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Electric Supply Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Electric Supply Plan
•the ability to meet increases in electric demand associated with data centers, or alternatively, the risk that anticipated demand growth from data center expansion may not materialize as expected
•changes associated with artificial intelligence technologies and related sectors, including the risk that a significant decline in investor confidence could lead to broader economic disruption, reductions in customer demand, tightening of capital markets, higher financing costs, or other downstream impacts
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material availability, quality, and pricing, tariffs, embargoes on equipment, supply chain disruptions, schedule delays, interconnection delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, environmental regulations, performance of contractors and counterparties, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

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
CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility; gas utility; and NorthStar Clean Energy, its non‑utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $8.5 billion in 2025, and $7.5 billion in 2024 and 2023.
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
Consumers’ consolidated operating revenue was $8.1 billion in 2025, and $7.2 billion in 2024 and 2023. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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

In 2025, Consumers served 1.9 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

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
Business Segments
Consumers Electric Utility
Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $5.6 billion in 2025, $5.1 billion in 2024, and $4.7 billion in 2023. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2025 electric utility operating revenue of $5.6 billion by customer class:

Other: 6%
Industrial: 14%
Residential: 47%
Commercial: 33%

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2025, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of 3 billion kWh, resulting in net bundled sales of 34 billion kWh. In 2024, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of 4 billion kWh, resulting in net bundled sales of 33 billion kWh.
Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-normalized electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2025 and 2024:

Total GWh per Month
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
January
February
March
April
May
June
July
August
September
October
November
December
2024
2025

Consumers’ 2025 summer peak demand was 8,500 MW, which included ROA demand of 552 MW. For the 2024‑2025 winter season, Consumers’ peak demand was 5,755 MW, which included ROA demand of 449 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long‑term PPAs, short-term capacity purchases, and auction capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2026.
Electric Utility Properties: Consumers owns and operates electric generation and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ distribution system consists of:
•263 miles of high-voltage distribution overhead lines operating at 138 kV
•4 miles of high-voltage distribution underground lines operating at 138 kV
•4,619 miles of high-voltage distribution overhead lines operating at 46 kV and 69 kV
•18 miles of high-voltage distribution underground lines operating at 46 kV
•82,854 miles of electric distribution overhead lines
•10,027 miles of underground distribution lines
•1,102 substations with an aggregate transformer capacity of 29 million kVA
Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.
Electric Utility Generation and Supply Mix: Consumers’ Electric Supply Plan, its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers, is outlined in its integrated resource plan and incorporates Consumers’ Renewable Energy Plan. The Electric Supply Plan

is Consumers’ blueprint for compliance with Michigan’s 2023 Energy Law and for advancing sustainability objectives.
To meet these objectives, Consumers is executing a multi-faceted strategy. This strategy involves taking steps to end the use of coal, including the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in 2023 and obtaining MPSC approval to retire J.H. Campbell, totaling 1,407 MW of nameplate capacity. The retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. For a more detailed discussion of the emergency orders, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties—J.H. Campbell Emergency Orders and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
To continue providing controllable sources of electricity to customers, Consumers purchased the Covert Generating Station, representing 1,200 MW of nameplate capacity, in 2023 and has solicited additional capacity from controllable sources of electricity to customers.
Consumers’ updates to its Renewable Energy Plan include up to 9,000 MW of both purchased and owned solar energy resources and up to 4,000 MW of wind energy resources. Coupled with updates to its integrated resource plan, these actions position Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040. For further information on Consumers’ progress towards reducing carbon emissions and towards meeting the requirements of the 2023 Energy Law, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview and Outlook—Consumers Electric Utility Outlook and Uncertainties.

Presented in the following table are details about Consumers’ 2025 electric generation and supply mix:

Name and Location (Michigan)	Number of Units and Year Entered Service	2025 Generation Capacity (MW)	[1]	2025 Electric Supply (GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive[2]	2 Units, 1962-1967	—		2,568
J.H. Campbell 3 – West Olive[2,3]	1 Unit, 1980	—		4,752
		—		7,320
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,189		106
Hydroelectric
Ludington – Ludington	6 Units, 1973	1,119	[4]	(360)	[5]
Conventional hydro generation[6]	35 Units, 1906-1949	75		344
		1,194		(16)
Gas combined cycle
Covert Generating Station – Covert	3 Units, 2004	1,090		7,357
Jackson – Jackson	1 Unit, 2002	531		1,979
Zeeland – Zeeland	3 Units, 2002	534		3,952
		2,155		13,288
Gas combustion turbines
Zeeland (simple cycle) – Zeeland	2 Units, 2001	314		1,373
Wind generation
Crescent Wind Farm – Hillsdale County	2021	150		362
Cross Winds® Energy Park – Tuscola County	2014-2019	231		728
Gratiot Farms Wind Project – Gratiot County	2020	150		345
Heartland Farms Wind Project – Gratiot County	2023	200		470
Lake Winds® Energy Park – Mason County	2012	101		251
		832		2,156
Solar generation
Solar Gardens – Allendale, Cadillac, Kalamazoo, and Grand Rapids	2016-2021	5		7
Muskegon Solar Energy Center	2025	250		2
		255		9
Battery storage capacity
Batteries – Grand Rapids, Cadillac, Kalamazoo, and Standish	4 Units, 2021-2022	1		—
Total owned generation		5,940		24,236
Purchased power[7]
Coal generation – T.E.S. Filer City		63		352
Gas generation – MCV Facility[8]		1,240		7,206
Other gas generation		254		1,233
Wind generation		384		1,026
Solar generation		1,017		1,355
Battery storage		100		(8)	[9]
Other renewable generation		192		1,005
		3,250		12,169
Net interchange power[10]		—		(502)
Total purchased and interchange power		3,250		11,667
Total supply		9,190		35,903
Less distribution and transmission loss				2,094
Total net bundled sales				33,809

1With the exception of wind and solar generation, the amount represents generation capacity during the summer months (planning year 2025 capacity as reported to MISO and limited by interconnection service limits). For wind and solar generation, the amount represents installed capacity.
2Consumers planned to retire these generating units in May 2025. However, the retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. Under those emergency orders, Consumers has continued to operate these units for the benefit of MISO’s North and Central regions. Of the 7,320 GWh generated by these units during 2025, Consumers supplied 3,608 GWh of electricity to MISO in order to comply with the emergency orders. For a more detailed discussion of the emergency orders, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties—J.H. Campbell Emergency Orders and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
3Represents Consumers’ share of the electric supply of the J.H. Campbell 3 unit, net of the 6.69‑percent ownership interest of the Michigan Public Power Agency and Wolverine Power, each a non‑affiliated company.
4Represents Consumers’ 51‑percent share of the capacity of Ludington. DTE Electric holds the remaining 49‑percent ownership interest.
5Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak‑demand hours.
6In 2025, Consumers entered an agreement to sell the 13 hydroelectric dams that comprise the 35 generating units. For a more detailed discussion of this transaction, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20, Exit Activities and Asset Sales.
7Represents purchases under long-term PPAs, including capacity purchases.
8For information about Consumers’ long-term PPA related to the MCV Facility, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Contractual Commitments.
9Reflects net delivered energy from storage operations, after accounting for charging losses.
10Represents the net amount of generation offered to and purchased from the MISO energy market.

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

GWh
Years Ended December 31	2025	2024	2023
Owned generation
Gas	14,661	14,856	11,221
Coal	7,320	7,932	6,884
Renewable energy	2,509	2,521	1,993
Oil	106	96	2
Net pumped storage[1]	(360)	(458)	(349)
Total owned generation	24,236	24,947	19,751
Purchased power[2]
Gas generation	8,439	9,662	7,244
Renewable energy generation	3,386	3,138	2,585
Battery storage[3]	(8)	—	—
Coal generation	352	230	318
Net interchange power[4]	(502)	(2,715)	4,532
Total purchased and interchange power	11,667	10,315	14,679
Total supply	35,903	35,262	34,430
1Represents Consumers’ share of net pumped-storage generation. During 2025, the pumped-storage facility consumed 1,351 GWh of electricity to pump water during off-peak hours for storage in order to generate 991 GWh of electricity later during peak-demand hours.
2Represents purchases under long-term PPAs, including capacity purchases.
3Reflects net delivered energy from storage operations, after accounting for charging losses.
4Represents the net amount of generation offered to and purchased from the MISO energy market.
During 2025, 41 percent of Consumers’ electric supply was generated by its natural gas‑fueled generating units, which burned 105 Bcf of natural gas and produced a combined total of 14,661 GWh of electricity.
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
During 2025, Consumers acquired 32 percent of its electric supply through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real‑time basis and bids for power in the market to serve the demand of its customers. Consumers supplements its generation capability with purchases from the MISO energy market.
At December 31, 2025, Consumers had future commitments to purchase capacity and energy under long‑term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2026 through 2060 are estimated to total $17.0 billion and, for each of the next five years, range from $0.9 billion to $1.0 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about

Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Other Material Cash Requirements and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Contractual Commitments.
During 2025, 20 percent of Consumers’ electric supply was generated by its coal-fueled generating units, which burned 4 million tons of coal and produced a combined total of 7,320 GWh of electricity. Consumers planned to exit coal generation in 2025 but the retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. Of the 7,320 GWh generated by these units during 2025, Consumers supplied 3,608 GWh of electricity to MISO in order to comply with the emergency orders. For a more detailed discussion of the emergency orders, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties—J.H. Campbell Emergency Orders and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
In order to obtain the coal it needs, Consumers has historically entered into physical coal supply contracts, leased a fleet of railcars, and secured transportation contracts with various companies to provide rail services for delivery of purchased coal to Consumers’ generating facilities. Following the emergency orders, Consumers was able to utilize relationships with existing suppliers in order to procure additional supply and maintain railcar leases and transportation contracts past the planned shutdown date of May 2025. At December 31, 2025, Consumers had future commitments to purchase and deliver coal for the remainder of the then-current emergency order, with options to extend these agreements if needed.
Electric Utility Competition: Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at 10 percent of Consumers’ sales, with certain exceptions. At December 31, 2025, electric deliveries under the ROA program were at the 10‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
Consumers also faces competition or potential competition associated with data center expansion and industrial customer relocation outside of Consumers’ service territory for economic reasons; municipalities owning or operating competing electric delivery systems; and customer self-generation. Consumers addresses this competition in various ways, including:
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

Consumers Gas Utility
Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.5 billion in 2025, $2.1 billion in 2024, and $2.4 billion in 2023. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.
Presented in the following illustration is Consumers’ 2025 gas utility operating revenue of $2.5 billion by customer class:

Other: 2%
Industrial: 5%
GCC: 15%
Commercial: 17%
Residential 61%

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2025, deliveries of natural gas through Consumers’ pipeline and distribution network, including off‑system transportation deliveries, totaled 396 Bcf, which included GCC deliveries of 31 Bcf. In 2024, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 362 Bcf, which included GCC deliveries of 27 Bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2025, 46 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-normalized natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2025 and 2024:

Total Bcf per Month
0
10
20
30
40
50
January
February
March
April
May
June
July
August
September
October
November
December
2024
2025

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:
•2,337 miles of transmission lines
•14 gas storage fields with a total storage capacity of 300 Bcf and a working gas volume of 153 Bcf
•28,433 miles of distribution mains
•8 compressor stations with a total of 147,393 installed and available horsepower
Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent from 2012 baseline levels by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset through clean fuel alternatives or nature-based carbon removal pathways.
Consumers has also set a goal to reduce customer greenhouse gas emissions by 25 percent by 2035. Consumers’ Natural Gas Delivery Plan, a rolling ten‑year investment plan to deliver safe, reliable, clean, and affordable natural gas to customers, outlines ways in which Consumers can make early progress toward these goals in a cost-effective manner, including energy waste reduction, carbon offsets, and renewable natural gas supply.
Consumers has already initiated work in these key areas by continuing to expand its energy waste reduction targets and by offering gas customers the ability to offset their carbon footprint associated with natural gas use by purchasing renewable natural gas and/or carbon credits associated with Michigan forest preservation. Consumers has renewable natural gas facilities under construction scheduled for commercial operation in 2026 and is monitoring regulatory developments and market conditions closely as part of its ongoing evaluation of the projects. For further information on Consumers’ progress towards its net-zero methane emissions goal, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.
Gas Utility Supply: In 2025, Consumers purchased 86 percent of the gas it delivered to its full-service sales customers. The remaining 14 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2025:

GCC suppliers: 14%
GCR firm city-gate contracts: 54%
GCR firm gas transportation contracts: 32%

Firm city-gate and firm gas transportation contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non‑affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2028 with planned contract volumes providing 34 percent of Consumers’ total forecasted gas supply requirements for 2026. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.
Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and transportation programs; system bypass by new and existing customers; and from alternative fuels and energy sources, such as propane, oil, and electricity.

NorthStar Clean Energy—Non-utility Operations and Investments
NorthStar Clean Energy, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. NorthStar Clean Energy’s operating revenue was $408 million in 2025, $316 million in 2024, and $297 million in 2023.
Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2025:

Location	Ownership Interest (%)	Primary Fuel Type	Gross Capacity (MW)	[1]	2025 Net Generation (GWh)
Dearborn, Michigan	100	Natural gas	770		3,965
Jackson County, Arkansas	100	Solar	180		356
Gaylord, Michigan	100	Natural gas	134		22
Comstock, Michigan	100	Natural gas	76		136
Genesee County, Michigan[2]	100	Solar	42		1
Alpena, Michigan[3]	100	Solar	21		27
Saginaw, Michigan[3]	100	Solar	8		10
Paulding County, Ohio	100	Solar and Storage	3		—
Grayling, Michigan[3]	100	Solar	1		—
Coke County, Texas	51	Wind	525		1,697
Paulding County, Ohio[4]	50	Wind	100		299
Filer City, Michigan	50	Coal	73		351
New Bern, North Carolina	50	Wood waste	50		284
Flint, Michigan	50	Wood waste	40		117
Grayling, Michigan	50	Wood waste	38		182
Delta Township, Michigan[4]	50	Solar	24		38
Total			2,085		7,485
1Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,665 MW and net generation relating to CMS Energy’s ownership interest was 6,018 GWh at December 31, 2025.
2This project began operations in December 2025.
3Represents a behind-the-meter system located on customer premises.
4NorthStar Clean Energy sold a noncontrolling interest in this plant in 2025. For additional details see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19, Variable Interest Entities.
The operating revenue from independent power production was $77 million in 2025, $69 million in 2024, and $64 million in 2023.
Energy Resource Management: CMS ERM purchases and sells energy commodities in support of NorthStar Clean Energy’s generating facilities with a focus on optimizing the independent power production portfolio. In 2025, CMS ERM marketed 2 Bcf of natural gas and 7,625 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of NorthStar Clean

Energy and by unrelated third parties. CMS ERM’s operating revenue was $331 million in 2025, $247 million in 2024, and $233 million in 2023.
NorthStar Clean Energy Competition: NorthStar Clean Energy competes with other energy developers, energy retailers, and independent power producers. The needs of this market are driven by current electric demand and available generation, as well as projections of future electric demand and available generation.
CMS Energy and Consumers Regulation
CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, and local governmental agencies, including those described in the following sections. Rate proceedings and other regulatory actions may affect operations and financial results. If CMS Energy, Consumers, or their subsidiaries failed to comply with applicable laws and regulations, they could become subject to fines, penalties, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. For more information on the potential impacts of government regulation and rate proceedings affecting CMS Energy, Consumers, and their subsidiaries, see Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook, and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
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

The Michigan Attorney General, ABATE, the MPSC Staff, residential customer advocacy groups, environmental organizations, and certain other parties typically participate in MPSC proceedings concerning Consumers. These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC and FERC orders.
Other Regulation
The U.S. Secretary of Energy regulates imports and exports of natural gas and has delegated various aspects of this jurisdiction to FERC and the DOE’s Office of Fossil Fuels. Additionally, the U.S. Secretary of Energy has the authority to issue emergency orders for power plants under section 202(c) of the Federal Power Act. This provision allows the U.S. Secretary of Energy to temporarily alter the operation of the electricity system during emergencies.
The U.S. Department of Transportation’s Office of Pipeline Safety regulates the safety and security of gas pipelines through the Natural Gas Pipeline Safety Act of 1968 and subsequent laws.
The Transportation Security Administration, an agency of the U.S. Department of Homeland Security, regulates certain activities related to the safety and security of natural gas pipelines.
Energy Legislation
In 2023, Michigan enacted the 2023 Energy Law, which among other things:
•increased the renewable energy standard from 15 percent to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO can be applied to meeting this standard, with certain limitations
•established a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero‑carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, qualify as clean energy sources under this standard
•authorized the MPSC to grant extensions of the clean energy or renewable energy standards deadlines if compliance is not practically feasible, would be excessively costly to customers, or would cause reliability issues
•increased the energy waste reduction requirement for electric utilities to achieve annual reductions in customers’ electricity use from the present 1‑percent reduction requirement to 1.5 percent beginning in 2026; beyond this requirement, the law set a goal of a 2‑percent reduction and required that such goal be incorporated in an electric utility’s integrated resource plan modeling scenarios
•increased the energy waste reduction requirement for gas utilities to achieve annual reductions in customers’ gas use from the present 0.75‑percent reduction requirement to 0.875 percent beginning in 2026
•enhanced existing incentives for energy efficiency programs and returns earned on new clean or renewable PPAs
•created a new energy storage standard, requiring electric utilities to file plans by 2029 to help achieve a statewide target of 2,500 MW
•expanded the statutory cap on distributed generation resources to 10 percent of the electric utility’s five‑year average peak load
•expanded the MPSC’s scope of considerations in integrated resource plans to include affordability, greenhouse gas emissions, environmental justice considerations, the effects on human health, and other environmental concerns
•provided the MPSC siting authority over large renewable energy projects

Consumers’ updates to its Renewable Energy Plan, which were approved by the MPSC in September 2025, and planned updates to its integrated resource plan in 2026 will serve as a blueprint to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
CMS Energy and Consumers Environmental Strategy and Compliance
CMS Energy and Consumers are committed to protecting the environment; this commitment extends beyond compliance with applicable laws and regulations. Consumers’ Electric Supply Plan, its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers, is outlined in its integrated resource plan and incorporates Consumers’ Renewable Energy Plan. The Electric Supply Plan is Consumers’ blueprint for compliance with Michigan’s 2023 Energy Law and for advancing sustainability objectives. This plan positions Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040.
Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent from 2012 baseline levels by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset through clean fuel alternatives or nature-based carbon removal pathways. For additional information on Consumers’ Methane Reduction Plan, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Gas Utility Outlook and Uncertainties—Gas Environmental Outlook.
Consumers has also set a goal to reduce customer greenhouse gas emissions by 25 percent by 2035. Consumers expects to meet this goal through carbon offset measures, renewable natural gas, energy efficiency and demand response programs, and the adoption of cost-effective emerging technologies once proven and commercially available.
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
CMS Energy has recorded a $48 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $59 million liability for its obligations at a number of former MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.
Costs related to the construction, operation, corrective action, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ coal ash disposal areas are regulated under Michigan’s solid waste rules and by the EPA’s rules regulating CCRs. To address some of the requirements of these rules, Consumers has converted all of its fly ash handling systems to dry conveyance systems. In addition, Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly EGLE inspections. Consumers’ estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $241 million from 2026 through 2030. Consumers’ future costs to comply with solid waste disposal regulations may vary depending on future legislation, litigation, executive orders, treaties, or rulemaking. These costs may further increase if additional emergency orders necessitate continued operation of the J.H. Campbell plant beyond current expectations. Consumers intends to request recovery of any incremental costs through its ongoing cases before FERC. For additional information, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
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

Human Capital
CMS Energy and Consumers employ a highly trained and skilled workforce comprised of union and non‑union employees. Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2025	2024	2023
CMS Energy, including Consumers
Full-time and part-time employees	8,350	8,324	8,356
Consumers
Full-time and part-time employees	8,095	8,090	8,144
At December 31, 2025, unions represented 44 percent of CMS Energy’s employees and 45 percent of Consumers’ employees. The UWUA represents Consumers’ and NorthStar Clean Energy’s operating, maintenance, construction employees and Consumers’ customer contact center employees. The USW represents Consumers’ Zeeland plant employees. Consumers’ union agreements expire in 2030 and the majority of NorthStar Clean Energy’s represented employees have an agreement that expires in 2029.
The safety of co-workers, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. On an annual basis, CMS Energy and Consumers set various safety goals tied to the OSHA recordable incident rate and to high-risk injuries. The companies’ OSHA recordable incident rate was 2.34 in 2025 and 1.71 in 2024. High-risk injuries encompass all recordable and non-recordable incidents with the potential for serious injury or fatality. In 2025, the companies recorded nine high-risk injuries, achieving their goal of less than 12 high-risk injuries. Beginning in 2026, the companies will utilize the serious injury incidence rate to measure and set safety goals. The target serious injury incidence rate for 2026 is 0.037, which, if achieved, would place Consumers within the second quartile of its EEI peer group.
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
•Creating a Breakthrough Employee Experience: A breakthrough employee experience is one that instills pride and ownership in one’s work. To measure progress toward a breakthrough employee experience, CMS Energy and Consumers assess engagement, empowerment, and diversity, equity, and inclusion efforts using the companies’ culture index. For the year ended December 31, 2025, the companies attained scores of:
◦75‑percent positive sentiment for engagement, up 3 percentage points from 2024
◦65‑percent positive sentiment for empowerment, no change from 2024
◦75‑percent positive sentiment for diversity, equity, and inclusion, up 2 percentage points from 2024
CMS Energy and Consumers aim to continuously improve these scores every year.
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
Diversity, Equity, and Inclusion
As a part of their People Strategy, CMS Energy and Consumers employ a broad and holistic diversity, equity, and inclusion strategy focused on embracing differences and creating a sense of belonging for all co-workers. The strategy is aimed at integrating principles of equity and inclusion into every process and co‑worker experience. To measure their success, CMS Energy and Consumers utilize select questions in the annual engagement survey to create a diversity, equity, and inclusion index. For the year ended December 31, 2025, the diversity, equity, and inclusion index score was 75 percent.
CMS Energy and Consumers are committed to building an inclusive workplace that embraces the diverse makeup of the communities that they serve. The following table presents the composition of CMS Energy’s and Consumers’ workforce:

December 31, 2025	CMS Energy, including Consumers	Consumers
Percent female employees	26%	26%
Percent racially or ethnically diverse employees	13	13
Percent employees with disabilities	5	5
Percent veteran employees	10	10

Co‑workers are also empowered to engage in business employee resource groups and events that encourage candid conversations around diversity, equity, and inclusion. These activities enhance personal growth, build stronger connections among co-workers, and contribute to a more inclusive workplace. There are eight business employee resource groups available to all co‑workers; these groups are:
•Women in Energy, working toward an inclusive place for all women in the fields they have chosen, from front line to management
•the Minority Advisory Panel, promoting a culture of diversity and inclusion among all racial and ethnic minorities through education, leadership, development, and networking
•the Veterans Advisory Panel, supporting former and active military personnel and assisting in recruiting and retaining veterans through career development
•Genergy, a multigenerational group designed to bridge the gap of learning, networking, and mentoring across the generations of the workforce
•the Pride Alliance of CMS Energy, promoting an inclusive environment that is safe, supportive, and respectful for lesbian, gay, bi-sexual, and transgender persons and allies
•Capable, aimed at removing barriers and creating pathways to meaningful work for co-workers of all abilities
•Interfaith, a space for co‑workers of all backgrounds to gather and celebrate their unique beliefs, creating an environment of understanding and respect for all faiths, religions, and spiritual beliefs, including those with no faith affiliation
•People and Planet Partners, empowering co-workers to drive social benefits for customers and communities and advance environmental improvements, reduce the companies’ environmental footprint, and support the companies’ planet goals

Information About CMS Energy’s and Consumers’ Executive Officers
Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 10, 2026:

Name, Age, Position(s)	Period
Garrick J. Rochow (age 51)
CMS Energy
President, CEO, and Director	12/2020 – Present
Consumers
President, CEO, and Director	12/2020 – Present
NorthStar Clean Energy
Chairman of the Board, CEO, and Director	12/2020 – 7/2025
Rejji P. Hayes (age 51)
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
NorthStar Clean Energy
Chairman of the Board and Director	7/2025 – Present
Executive Vice President, CFO, and Director	5/2017 – 6/2024
EnerBank
Chairman of the Board and Director	10/2018 – 10/2021
Tonya L. Berry (age 53)
CMS Energy
Executive Vice President and Chief Operating Officer	7/2025 – Present
Senior Vice President	2/2022 – 7/2025
Consumers
Executive Vice President and Chief Operating Officer	7/2025 – Present
Senior Vice President	2/2022 – 7/2025
Vice President	11/2018 – 2/2022
Shaun M. Johnson (age 47)
CMS Energy
Executive Vice President and Chief Legal and Administrative Officer	7/2025 – Present
Senior Vice President and General Counsel	5/2019 – 7/2025
Consumers
Executive Vice President and Chief Legal and Administrative Officer	7/2025 – Present
Senior Vice President and General Counsel	5/2019 – 7/2025
NorthStar Clean Energy
Senior Vice President, General Counsel, and Director	4/2019 – 6/2024

Name, Age, Position(s)	Period
Brandon J. Hofmeister (age 49)
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
NorthStar Clean Energy
Senior Vice President	9/2017 – 6/2024
Lauren Snyder (age 44)
CMS Energy
Senior Vice President and Chief Customer and Growth Officer	7/2025 – Present
Consumers
Senior Vice President and Chief Customer and Growth Officer	7/2025 – Present
Vice President	7/2017 – 7/2025
Scott B. McIntosh (age 50)
CMS Energy
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
Consumers
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
NorthStar Clean Energy
Vice President, CAO, and Director	6/2024 – Present
Vice President, Controller, and CAO	9/2021 – 6/2024
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies will be included in CMS Energy’s and Consumers’ definitive proxy statement for their 2026 Annual Meetings of Shareholders to be held May 8, 2026. The term of office of each of the executive officers extends to the first meeting of the Board after the next annual election of Directors of CMS Energy and Consumers (to be held on May 8, 2026).

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
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at 10 percent of Consumers’ sales, with certain exceptions. The proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is over 10 percent. Consumers’ rates are regulated by the MPSC, while alternative electric suppliers charge market-based rates, putting competitive pressure on Consumers’ electric supply. Groups are advocating for an ROA-like community solar program that allows third parties to sell directly to customers and offer them a regulated bill credit. If the amount of ROA sales increased, this new ROA‑like community solar program were allowed, or electric generation service in Michigan were further deregulated, it could have a material adverse effect on CMS Energy and Consumers.
FERC issued an advance notice of proposed rulemaking in response to the Secretary of the DOE’s direction to FERC to consider the advance notice of proposed rulemaking as a means to standardize and expedite interconnection procedures and agreements for large electric loads. If FERC asserts jurisdiction over the distribution components of large-load customers’ interconnections to the transmission system, or allows large-load customers to directly purchase electricity from wholesale markets, it could have a material adverse effect on CMS Energy and Consumers.
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
Michigan law allows customers to use distributed energy resources for their electric energy needs. These distributed energy resources are connected to Consumers’ electric grid. The 2023 Energy Law increases the cap on Consumers’ distributed generation program to 10 percent of utilities’ peak loads. It also specifies an inflow and outflow rate method that must be implemented by the MPSC. FERC policy allows many customer-owned behind-the-meter and grid-connected distributed energy resources to participate in and receive revenue from wholesale electricity markets, as governed by evolving wholesale market rules subject to FERC oversight. Increased customer use of distributed energy resources could result in a reduction of Consumers’ electric sales. Third parties’ operations of distributed energy resources could also potentially have a negative impact on the stability of the grid. An increase in customers’ use of distributed energy resources, and the rate structure for distributed energy resources customers’ use of Consumers’ system and Consumers’ purchases of their excess generation, could have a material adverse effect on CMS Energy and Consumers.
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
Orders of the MPSC could limit recovery of costs of providing service. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non‑paying customers, could prevent or limit the implementation of an electric or gas revenue mechanism, or could penalize Consumers for not meeting service and reliability standards. Regulators could face competitive or political pressures to avoid or limit rate increases for a number of reasons, including affordability concerns, economic downturn, reliability and economic justice concerns, or decreased customer base, among others.
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
Consumers also faces regulatory uncertainty resulting from the U.S. Secretary of Energy’s emergency orders issued under the Federal Power Act and associated DOE regulations, which direct continued

operation of the J.H. Campbell, as well as similar prior or future executive actions, including the January 2025 and April 2025 executive orders related to energy supply and reliability. The Federal Power Act, DOE regulations, and U.S. Secretary of Energy emergency orders all provide for cost recovery associated with continued operations, but there is not currently a FERC-approved MISO Tariff for recovery of compliance costs associated with the continued operation of J.H. Campbell, and continued operation of J.H. Campbell is not contemplated in Consumers’ current MPSC rates or rate filings at the MPSC. Consumers is pursuing cost recovery at FERC but cannot predict the outcome of those efforts or the impact of other executive actions.
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
Utility regulation, state or federal legislation, regulation, and compliance could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
CMS Energy and certain of its subsidiaries, including Consumers, are subject to, or affected by, extensive utility regulation and state and federal legislation and regulation, including through application of policies and rules of numerous state and federal agencies and governmental entities. If it were determined that CMS Energy or Consumers failed to comply with applicable laws and regulations or with applicable tariff provisions, they could become subject to fines, penalties, refund or disgorgement orders, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. CMS Energy and Consumers cannot predict the impact of new laws, rules, regulations, tariffs, principles, orders, or practices by federal or state agencies or wholesale electricity market operators, or challenges or changes to present laws, rules, regulations, tariffs, principles, orders, or practices and the interpretation of any adoption or change. Furthermore, any state or federal legislation, regulation, order, or other action concerning CMS Energy’s or Consumers’ operations could also have a material adverse effect.
FERC, through NERC and its delegated regional entities, oversees reliability of certain portions of the electric grid. CMS Energy and Consumers cannot predict the impact of the DOE or FERC orders or actions of NERC and its regional entities on electric system reliability. Additionally, natural gas pipeline infrastructure has recently been under scrutiny following disruptions related to extreme weather and cyber incidents. Additional regulation in this area could adversely affect Consumers’ gas operations.
CMS Energy and Consumers have announced ambitious plans to reduce their impact on climate change and increase the reliability of their electric distribution system. Achieving these plans depends on numerous factors, many of which are outside of their control.
Consumers has announced a long-term strategy for delivering clean, reliable, resilient, and affordable energy, and other subsidiaries of CMS Energy have plans to develop and operate clean energy assets. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, or impair some or all of CMS Energy’s and Consumers’ planned acquisitions or development of owned or purchased electric generation and storage capacity. Consumers’ planned electric generation capacity, including renewable generation or storage projects, may be adversely impacted by interconnection delays at MISO or in the footprints of other regional transmission organizations, and/or by interconnection costs. CMS Energy and Consumers and its contractors may be unable to acquire, site, construct timely, and/or permit generation and storage capacity, including some or all of the generation and storage capacity proposed in Consumers’ plan. CMS Energy and Consumers’ ability to implement their plans may be affected by environmental regulations, global supply chain disruptions, import tariffs, and changes in the cost, availability, and supply of generation and storage capacity. While CMS Energy and Consumers continue to advocate for advances in commercially available technologies required to reduce or eliminate greenhouse gases on a cost-effective basis at scale, such advances are largely outside of CMS Energy’s and Consumers’ control. Advancements in technology related to items such as battery storage, carbon capture/storage, and electric vehicles may not become commercially available or economically feasible as projected. Customer programs such as energy efficiency and demand response may not realize the projected levels of customer participation.
Consumers has also announced its electric Reliability Roadmap. The Reliability Roadmap includes larger investments in grid hardening, distribution capacity, and automation to deliver better than median reliability to customers given increasingly severe weather and customer adoption of new technologies. The MPSC or other third parties may prohibit, delay, or impair the Reliability Roadmap and some or all of the associated capital investments. Consumers’ ability to implement its plan may be affected by global supply chain disruptions and/or workforce availability.
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
CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. The tax obligations include income taxes, real estate taxes, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters. The judgments include determining reserves for potential adverse outcomes regarding tax positions that have been taken and may be subject to challenge by the IRS and/or other taxing authorities. Unfavorable settlements of any of the issues related to these reserves or other tax matters at CMS Energy or Consumers could have a material adverse effect. Additionally, changes in federal, state, or local tax rates or other changes in tax laws could have adverse impacts. In July 2025, President Trump signed the OBBBA into law. CMS Energy and Consumers evaluated the provisions of the OBBBA and concluded that the legislation is not expected to have a material impact on their respective financial statements. This conclusion is subject to change as additional guidance or interpretations become available.

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
CMS Energy and Consumers have interests in fossil-fuel-fired power plants, other types of power plants, and natural gas systems that emit greenhouse gases. Federal, state, and local environmental laws, regulations and orders, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, undertake heat-rate improvement projects, purchase carbon emissions allowances, curtail or extend operations, invest in generating capacity with fewer carbon dioxide emissions, or take other significant steps to manage or lower the emission of greenhouse gases. Similarly, Consumers could be restricted from constructing natural gas infrastructure due to potential environmental regulations, which could require more costly alternatives.
The following risks related to climate change, emissions, and environmental regulations could also have a material adverse impact on CMS Energy and Consumers:
•a change in policy/regulation, regulators’ implementation of policy/regulation or litigation originated by third parties against CMS Energy or Consumers due to CMS Energy’s or Consumers’ greenhouse gas or other emissions or CCR disposal and storage
•impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, orders, and legislation
•weather that may affect customer demand, company operations, or company infrastructure, including catastrophic weather-related damage and extreme temperatures; natural disasters such as severe storms, floods, and droughts; fires; or smoke
•implementation of state or federal environmental justice requirements
Consumers expects to collect fully from its customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome. There is not currently a FERC-approved MISO Tariff for recovery of compliance costs associated with the continued operation of J.H. Campbell, and continued operation of J.H. Campbell is not contemplated in Consumers’ current MPSC rates or rate filings at the MPSC. Consumers is pursuing cost recovery at FERC but cannot predict the outcome of those efforts or the impact of other executive actions. If Consumers were unable to recover these expenditures from customers in rates, CMS Energy or Consumers could be required to seek significant additional financing to fund these expenditures.

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
Alternatively, this rapid expansion of data centers and resulting increase in demand for electric power in MISO and in Consumers’ service territory may not develop as anticipated. Efforts to attract data center developers could be unsuccessful as other utilities and regions compete for these projects, which may limit future load growth. In addition, local zoning, permitting, land‑use constraints, and other external factors outside Consumers’ control could impede data center development. If these challenges arise and cannot be effectively mitigated, the anticipated benefits of data center load growth may not materialize. Further, even when data center customers enter into contracts to purchase utility service, there is a risk they may not fulfill their contractual or tariff obligations.
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
Assets, equipment, and personnel of CMS Energy and Consumers, including electric and gas delivery systems, power plants, gas infrastructure including storage facilities, wind energy or solar equipment, energy products, energy storage assets, vehicle fleets and equipment, other assets, or employees and contractors, could be involved in incidents, failures, or accidents that result in injury, loss of life, or property loss and damage to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles, limitations, and self‑insurance amounts that could be material), depending upon the nature or severity of any incident, failure, or accident, CMS Energy or Consumers could suffer financial loss, reputational damage, and negative repercussions from regulatory agencies or other public authorities, even where there is no legal liability.
CMS Energy and Consumers are subject to risks that are beyond their control, including but not limited to natural disasters, civil unrest, terrorist attacks and related acts of war, cyber incidents, vandalism, and other catastrophic events.
Natural disasters, severe weather, extreme temperatures, wildfires, fires, smoke, flooding, wars, terrorist acts, civil unrest, vandalism, theft, cyber incidents, government shutdowns, pandemics, and other catastrophic events could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies (which are subject to deductibles, limitations, and self‑insurance amounts that could be material), could require CMS Energy and Consumers to incur significant upfront costs, and could severely disrupt operations, resulting in loss of service to customers. There is also a risk that regulators could, after the fact, conclude that Consumers’ preparedness or response to such an event was inadequate and take adverse actions as a result.
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
Adverse economic conditions or financial difficulties experienced by counterparties with whom CMS Energy and Consumers do business could impair the ability of these counterparties to pay for CMS Energy’s and Consumers’ services and/or fulfill their contractual obligations, including performance and payment of damages. CMS Energy and Consumers depend on these counterparties to remit payments and perform contracted services in a timely and adequate fashion. In addition, any delay or default in payment or performance, including inadequate performance, of contractual obligations (such as contractual obligations by third parties to purchase utility services, perform work, supply equipment, provide services, and meet related specifications or requirements), could have a material adverse effect on CMS Energy and Consumers.
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
A work interruption or other union actions could adversely affect CMS Energy and Consumers.
At December 31, 2025, unions represent 45 percent of Consumers’ employees and 22 percent of NorthStar Clean Energy’s employees. Consumers’ union agreements expire in 2030 and the majority of NorthStar Clean Energy’s represented employees have an agreement that expires in 2029. If these employees were to engage in a strike, work stoppage, or other slowdown, CMS Energy or Consumers could experience a significant disruption in its operations and higher ongoing labor costs.
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
Cybersecurity Program: CMS Energy’s and Consumers’ security function, led by the Vice President of IT and Security and CIO, is accountable for cyber and physical security and is subject to various state, federal, and industry cybersecurity, physical security, and privacy regulations. Their cybersecurity program is responsible for assessing, identifying, and managing risks from cybersecurity threats using industry frameworks, as well as best practices developed by government and industry partners. All employees and contractors are required to complete annual trainings on a variety of security-related topics. Additionally, the companies continuously upgrade technological investments designed to prevent, detect, and respond to attacks. The companies’ electric, natural gas, and corporate systems each follow standards, controls, and requirements designed to maintain compliance with applicable regulations and standards, such as MPSC, NERC critical infrastructure protection, and payment card industry regulations. Technology projects and third-party service providers are reviewed for adherence to cybersecurity requirements.
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
Management’s Role: The Vice President of IT and Security and CIO has over 25 years of IT and security experience and, to enhance governance, reports to the Executive Vice President of Business Transformation and Chief Legal and Administrative Officer. The Vice President of IT and Security and CIO is responsible for informing the CEO and other members of senior management, as necessary, about cybersecurity incidents, covering prevention, detection, mitigation, and remediation efforts as they are detected by the cybersecurity team. Cybersecurity incidents are managed using the companies’ standard process for critical events. In the event of such cybersecurity incidents, the Vice President of IT and Security and CIO communicates and collaborates with the officers of the companies and subject matter experts to address business continuity, contingency, and recovery plans. Senior management will notify the Board, including the Audit Committee, of any significant cybersecurity incidents.
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

Part II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CMS Energy
CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. At January 16, 2026, the number of registered holders of CMS Energy’s common stock totaled 22,938, based on the number of record holders.
For additional information regarding securities authorized for issuance under equity compensation plans, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Stock-based Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.
Comparison of Five‑year Cumulative Total Return

$240
$220
$200
$180
$160
$140
$120
$100
2020
2021
2022
2023
2024
2025
CMS Energy
S&P 500 Index
S&P 400 Utilities Index

	Five-year Cumulative Total Return
Company/Index	2020	2021	2022	2023	2024	2025
CMS Energy	$100	$110	$110	$104	$124	$134
S&P 500 Index	100	129	105	133	166	196
S&P 400 Utilities Index	100	120	120	104	136	164
These cumulative total returns assume reinvestments of dividends.

Consumers
Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.
Issuer Repurchases of Equity Securities
CMS Energy repurchases common stock to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date. Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2025 to October 31, 2025	—	$—
November 1, 2025 to November 30, 2025	132	73.99
December 1, 2025 to December 31, 2025	320	69.84
Total	452	$71.05
As of December 31, 2025, CMS Energy has no other publicly announced plans or programs that permit the repurchase of equity securities.
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
•load growth
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
In the electric rate case it filed with the MPSC in June 2025, Consumers updated its Reliability Roadmap, a five‑year strategy to improve Consumers’ electric distribution system and the reliability of the grid. The plan proposes spending through 2029 for projects designed to reduce the number and duration of power outages to customers through investment in infrastructure upgrades, vegetation management, and grid modernization. Consumers has requested rate recovery of the investments needed to achieve the Reliability Roadmap’s key objectives in its electric rate cases.
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and reduce their carbon footprint from owned generation. CMS Energy, including Consumers, has decreased its combined percentage of electric supply (self-generated and purchased) from coal by 24 percentage points since 2015. Additionally, as a result of actions already taken through 2025, preliminary data indicates Consumers has:
•reduced carbon dioxide emissions from owned generation by nearly 30 percent since 2005
•reduced methane emissions by more than 40 percent since 2012
•reduced the volume of water used to generate electricity by nearly 60 percent since 2012
•reduced landfill waste disposal by more than 2 million tons since 1992
•enhanced, restored, or protected more than 13,500 acres of land since 2017
•reduced sulfur dioxide and particulate matter emissions by more than 90 percent since 2005
•reduced NOx emissions by more than 85 percent since 2005
•reduced mercury emissions by more than 90 percent since 2007

Presented in the following illustration are Consumers’ reductions in these emissions:

105,000
90,000
75,000
60,000
45,000
30,000
15,000
0
SO2, NOx, and PM Emissions (Tons)
1,000
750
500
250
0
Mercury Emissions (Lbs)
2005
2008
2011
2014
2017
2020
2023
Sulfur dioxide (SO2)
Nitrogen oxide (NOx)
Mercury
Particulate matter (PM)

In 2023, Michigan enacted the 2023 Energy Law, which among other things:
•increased the renewable energy standard from 15 percent to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO can be applied to meeting this standard, with certain limitations
•established a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero‑carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, qualify as clean energy sources under this standard
•enhanced existing incentives for energy efficiency programs and returns earned on new clean or renewable PPAs
•created a new energy storage standard, requiring electric utilities to file plans by 2029 to help achieve a statewide target of 2,500 MW
•expanded the statutory cap on distributed generation resources to 10 percent of the electric utility’s five‑year average peak load
Consumers’ Electric Supply Plan, its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers, is outlined in its integrated resource plan and incorporates Consumers’ Renewable Energy Plan. The Electric Supply Plan is Consumers’ blueprint for compliance with Michigan’s 2023 Energy Law and for advancing sustainability objectives.
To meet these objectives, Consumers is executing a multi-faceted strategy. This strategy involves taking steps to end the use of coal, including the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in 2023 and obtaining MPSC approval to retire J.H. Campbell, totaling 1,407 MW of nameplate capacity. The retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. For a more detailed discussion of the emergency orders, see Consumers Electric Utility Outlook and Uncertainties—J.H. Campbell Emergency Orders and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
To continue providing controllable sources of electricity to customers, Consumers purchased the Covert Generating Station, representing 1,200 MW of nameplate capacity, in 2023 and has solicited additional capacity from controllable sources of electricity to customers.
Consumers’ updates to its Renewable Energy Plan include up to 9,000 MW of both purchased and owned solar energy resources and up to 4,000 MW of wind energy resources. Coupled with updates to its integrated resource plan, these actions position Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040, and will also contribute to Consumers’ achievement of the emissions reductions goals discussed below.
Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent from 2012 baseline levels by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset through clean fuel alternatives or nature-based carbon removal pathways. To date, Consumers has reduced methane emissions by more than 40 percent.
Consumers has also set a goal to reduce customer greenhouse gas emissions by 25 percent by 2035. Consumers expects to meet this goal through carbon offset measures, renewable natural gas, energy efficiency and demand response programs, and the adoption of cost-effective emerging technologies once proven and commercially available.
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following goals for the five‑year period 2023 through 2027:
•to enhance, restore, or protect 6,500 acres of land through 2027; Consumers surpassed this goal during the three‑year period 2023 through 2025 and enhanced, restored, or protected 6,700 acres of land
•to reduce water usage by 1.7 billion gallons through 2027; Consumers had reduced water usage by more than 1.9 billion gallons towards this goal
•to annually divert a minimum of 90 percent of waste from landfills (through waste reduction, recycling, and reuse); during 2025, Consumers’ rate of waste diverted from landfills was 93 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, executive, and regulatory initiatives, including those related to regulation and reporting of greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with a triple-bottom-line approach that focuses on people, planet, and prosperity.
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

In 2025, CMS Energy’s net income available to common stockholders was $1.1 billion, and diluted EPS were $3.53. This compares with net income available to common stockholders of $993 million and diluted EPS of $3.33 in 2024. In 2025, higher gas and electric sales, due primarily to favorable weather, and electric and gas rate increases were offset partially by increased depreciation and property taxes, reflecting higher capital spending, and higher interest charges. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric deliveries to increase compared to 2025. This outlook reflects strong growth in electric demand, offset partially by the effects of energy waste reduction programs. Weather-normalized gas deliveries are expected to remain stable relative to 2025, reflecting modest growth in gas demand, offset by the effects of energy waste reduction programs.
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to delivering safe, reliable, affordable, clean, and equitable energy in service of their customers and positively impacting the triple bottom line of people, planet, and prosperity. During 2025, CMS Energy and Consumers:
•connected over 140,000 customers with $60  million in energy-bill assistance and helped make over $100  million in statewide aid available for 2026, reinforcing Consumers’ commitment to affordability
•began operations at Muskegon Solar Energy Center, a 1,900‑acre project generating 250  MW of clean energy to power 40,000 homes and businesses, supporting Michigan’s energy needs and advancing the company’s long‑term clean energy strategy
•reached an agreement with a new data center expected to add more than 1 GW of incremental load growth in our service territory, supporting long-term sales growth and delivering economic benefits for Michigan
•expanded the use of drone technology enabling faster, safer inspections of 400 miles of hard-to-reach power lines and infrastructure resulting in reduced average outage time per customer and improved storm recovery capabilities
•announced the launch of “Green Giving,” a program enabling the general public to contribute to renewable energy while offering financial benefits to low-income customers, along with a new Residential Renewable Energy Program, which allows customers of all income levels to subscribe and match their energy usage with renewable energy sources, supporting clean energy initiatives
•moved forward with an aggressive plan to enhance grid reliability for nearly 2 million homes and businesses by clearing trees along 8,000 miles of power lines and creating a modern, stronger, and more resilient power grid through infrastructure upgrades and technology investments
•deployed eight state-of-the-art vehicles that survey the company’s nearly 30,000‑mile gas distribution system to find methane emissions, enhancing safety and reliability for Consumers’ natural gas customers
•experienced success with the underground power line pilot program in early 2025, with pilot areas seeing 100‑percent reduction in storm-related outages and improved customer satisfaction
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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
Presented in the following illustration are Consumers’ planned capital expenditures through 2030 of $24.1 billion:

Electric generation
$8.8 billion
Gas infrastructure
$6.7 billion
Electric distribution and other
$8.6 billion

Of this amount, Consumers plans to spend $8.8 billion on electric generation, which includes solar, wind, and natural gas-fueled generation, as well as energy storage. Consumers also expects to spend $15.3 billion over the next five years primarily to maintain and upgrade its electric distribution systems and gas infrastructure in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transformation. Electric distribution and other projects comprise $8.6 billion primarily to strengthen circuits and substations, replace poles, and interconnect clean energy resources. The gas infrastructure projects comprise $6.7 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
2024 Electric Rate Case: In March 2025, the MPSC issued an order authorizing an annual rate increase of $176 million, which is inclusive of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The approved rate increase is based on a 9.90‑percent authorized return on equity. The new rates became effective in April 2025

2025 Electric Rate Case: In June 2025, Consumers filed an application with the MPSC seeking a rate increase of $460 million, made up of two components. First, Consumers requested a $436 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending April 30, 2027. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability. Second, Consumers requested approval of a $24 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders. In October 2025, Consumers revised its requested increase to $447 million, which includes the $24 million surcharge to recover deferred distribution investments. The MPSC must issue a final order in this case before or in April 2026.
2024 Gas Rate Case: In September 2025, the MPSC issued an order authorizing an annual rate increase of $157.5 million, based on a 9.80‑percent authorized return on equity. The new rates became effective in November 2025.
2025 Gas Rate Case: In December 2025, Consumers filed an application with the MPSC seeking an annual rate increase of $240 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2027. The MPSC must issue a final order in this case before or in October 2026.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Years Ended December 31	2025	2024	Change
Net Income Available to Common Stockholders	$1,061	$993	$68
Basic Earnings Per Average Common Share	$3.53	$3.34	$0.19
Diluted Earnings Per Average Common Share	$3.53	$3.33	$0.20

In Millions
Years Ended December 31	2025	2024	Change
Electric utility	$719	$681	$38
Gas utility	409	328	81
NorthStar Clean Energy	71	63	8
Corporate interest and other	(138)	(79)	(59)
Net Income Available to Common Stockholders	$1,061	$993	$68
For a summary of net income available to common stockholders for 2024 versus 2023, as well as detailed changes by reportable segment, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2024, filed February 11, 2025.

Presented in the following table is a summary of changes to net income available to common stockholders for 2025 versus 2024:

In Millions
Year Ended December 31, 2024		$993
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$49
Gas sales	151
Electric rate increase	210
Gas rate increase, including gain amortization in lieu of rate relief	71
Lower coal-fueled generation costs[1]	26
Higher income tax expenses	(87)
Higher depreciation and amortization	(63)
Higher interest charges	(43)
Higher property taxes, reflecting higher capital spending	(29)
Higher IT expenses, including early-phase ERP implementation costs	(27)
Higher service restoration costs, net of 2025 deferred storm expense[2]	(25)
Higher vegetation management costs	(25)
Higher other electric distribution costs	(13)
Higher other electric supply costs	(21)
Higher other maintenance and operating expenses	(30)
Impairment of project development assets	(15)
Absence of ASP revenue, net of expense, due to sale in 2024[3]	(5)
Lower other income, net of expenses	(5)
		$119
NorthStar Clean Energy		8
Corporate interest and other		(59)
Year Ended December 31, 2025		$1,061
1See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters—Consumers Electric Utility—J.H. Campbell Emergency Order.
2See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters—Regulatory Assets—Service Restoration Cost Deferral.
3See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters—Regulatory Liabilities—ASP Gain.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2025 versus 2024:

In Millions
Year Ended December 31, 2024		$681
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$210
Higher revenue due primarily to higher sales volume	29
Lower energy waste reduction program revenues	(8)
Higher other revenues	20
		$251
Maintenance and other operating expenses
Lower coal-fueled generation costs[2]	26
Lower energy waste reduction program costs	8
Higher service restoration costs, net of 2025 deferred storm expense[3]	(25)
Higher vegetation management costs	(25)
Higher other supply costs	(21)
Higher IT expenses, including early-phase ERP implementation costs	(19)
Higher other distribution costs	(13)
Higher other maintenance and operating expenses	(11)
		(80)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(38)
General taxes
Higher property taxes, reflecting higher capital spending		(16)
Other income, net of expenses		(2)
Interest charges		(29)
Income taxes
Higher electric utility pre-tax earnings	(25)
Absence of 2024 deferred tax liability reversals	(11)
State deferred tax remeasurement[4]	(8)
Higher other income taxes	(4)
		(48)
Year Ended December 31, 2025		$719
1Deliveries to end-use customers were 37.4 billion kWh in 2025 and 36.8 billion kWh in 2024.
2See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters—Consumers Electric Utility—J.H. Campbell Emergency Order.
3See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters—Regulatory Assets—Service Restoration Cost Deferral.
4See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 13, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2025 versus 2024:

In Millions
Year Ended December 31, 2024		$328
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$60
Higher revenue due primarily to the absence of 2024 unfavorable weather	155
Higher energy waste reduction program revenues	16
Absence of ASP business revenue[2]	(19)
ASP gain customer bill credit[2]	(20)
Lower other revenues	(3)
		$189
Maintenance and other operating expenses
Amortization of ASP gain[2]	30
Absence of 2024 ASP business expense[2]	14
Higher energy waste reduction program costs	(16)
Impairment of project development assets	(15)
Higher IT expenses, including early-phase ERP implementation costs	(8)
Higher maintenance and other operating expenses	(19)
		(14)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(25)
General taxes
Higher property taxes, reflecting higher capital spending		(13)
Other income, net of expenses		(3)
Interest charges		(14)
Income taxes
Higher gas utility pre-tax earnings	(31)
Absence of 2024 deferred tax liability reversals	(5)
State deferred tax remeasurement[3]	(4)
Lower other income taxes	1
		(39)
Year Ended December 31, 2025		$409
1Deliveries to end-use customers were 311 Bcf in 2025 and 268 Bcf in 2024.
2See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters—Regulatory Liabilities—ASP Gain.
3See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 13, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for 2025 versus 2024:

In Millions
Year Ended December 31, 2024	$63
Reason for the change
Higher renewable earnings primarily driven by new project development	$26
Lower other expenses	7
Higher tax expenses	(3)
Lower operating earnings, due primarily to planned major outage at DIG	(22)
Year Ended December 31, 2025	$71
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for 2025 versus 2024:

In Millions
Year Ended December 31, 2024	$(79)
Reasons for the change
Higher interest charges	$(61)
Lower gains on extinguishment of debt[1]	(38)
Higher interest earnings and other	21
Lower tax expense	19
Year Ended December 31, 2025	$(138)
1See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.

Cash Position, Investing, and Financing
At December 31, 2025, CMS Energy had $615 million of consolidated cash and cash equivalents, which included $106 million of restricted cash and cash equivalents. At December 31, 2025, Consumers had $111 million of consolidated cash and cash equivalents, which included $86 million of restricted cash and cash equivalents.
For specific components of net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for 2024 versus 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing, in the Form 10‑K for the fiscal year ended December 31, 2024, filed February 11, 2025.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2024	$2,370
Reasons for the change
Higher net income	$55
Non‑cash transactions[1]	133
Unfavorable impact of changes in core working capital,[2] due primarily to fluctuations in gas prices and higher undercollections of PSCR	(107)
Unfavorable impact of changes in other assets and liabilities, due primarily to lower tax-credit sale proceeds and higher service restoration[3] and renewable energy expenditures	(216)
Year Ended December 31, 2025	$2,235
Consumers
Year Ended December 31, 2024	$2,446
Reasons for the change
Higher net income	$120
Non‑cash transactions[1]	(26)
Unfavorable impact of changes in core working capital,[2] due primarily to fluctuations in gas prices and higher undercollections of PSCR	(102)
Unfavorable impact of changes in other assets and liabilities, due primarily to higher income tax payments to CMS Energy and service restoration[3] and renewable energy expenditures	(200)
Year Ended December 31, 2025	$2,238
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
3See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2024	$(3,054)
Reasons for the change
Higher capital expenditures	$(806)
Absence of proceeds from sale of ASP business in 2024	(124)
Other investing activities, primarily higher cost to retire property	(54)
Year Ended December 31, 2025	$(4,038)
Consumers
Year Ended December 31, 2024	$(2,872)
Reasons for the change
Higher capital expenditures	$(472)
Absence of proceeds from sale of ASP business in 2024	(124)
Other investing activities, primarily higher cost to retire property	(67)
Year Ended December 31, 2025	$(3,535)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2024	$614
Reasons for the change
Higher debt issuances	$1,647
Higher debt retirements	(198)
Higher repayments of notes payable	(37)
Higher issuances of common stock	239
Higher payments of dividends on common stock	(37)
Proceeds from sale of membership interests in VIEs	59
Lower contributions from noncontrolling interest	(1)
Higher distributions to noncontrolling interest	(2)
Other financing activities, primarily higher debt issuance costs	(44)
Year Ended December 31, 2025	$2,240
Consumers
Year Ended December 31, 2024	$489
Reasons for the change
Lower debt issuances	$(174)
Lower debt retirements	274
Higher repayments of notes payable	(37)
Borrowings from CMS Energy	340
Higher stockholder contribution from CMS Energy	185
Absence of return of stockholder contribution to CMS Energy in 2024	320
Higher payments of dividends on common stock	(103)
Other financing activities	(5)
Year Ended December 31, 2025	$1,289

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization—Dividend Restrictions. During the year ended December 31, 2025, Consumers paid $898 million in dividends on its common stock to CMS Energy.
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
In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. During the year ended December 31, 2025, CMS Energy settled forward sale contracts issued under this program, resulting in net proceeds of $497 million. Following these settlements, CMS Energy has $8 million in outstanding forward contracts under the program, maturing November 30, 2026.
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. At December 31, 2025, CMS Energy had $715 million of its revolving credit facility available, NorthStar Clean Energy had $5 million available under its revolving credit facility, and Consumers had $1.4 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2025, there were no commercial paper notes outstanding under this program.
For additional details about these programs and facilities, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.

Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At December 31, 2025, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of December 31, 2025, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.56 to 1.0
NorthStar Clean Energy
Debt to capital[2]	< 0.50 to 1.0	0.14 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	5.03 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	2.06 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.51 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two‑times the aggregate commitment under the revolving credit agreement at December 31, 2025.
4Applies to Consumers’ revolving credit agreements and certain letter of credit reimbursement agreements.
Material Cash Requirements: Based on the present investment plan, during 2026, CMS Energy, including Consumers, projects capital expenditures of $4.4 billion and Consumers projects capital expenditures of $4.1 billion. CMS Energy’s 2026 contractual commitments comprise $2.4 billion of purchase obligations and $1.8 billion of principal and interest payments on long-term debt. Consumers’ 2026 contractual commitments comprise $2.1 billion of purchase obligations and $1.1 billion of principal and interest payments on long-term debt.
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund contractual obligations and other material cash requirements for 2026 and beyond.
Capital Expenditures: Over the next five years, CMS Energy and Consumers expect to make substantial capital investments. The companies may revise their forecast of capital expenditures periodically due to a number of factors, including environmental regulations, MPSC approval or disapproval, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2026 through 2030:

In Billions
	2026	2027	2028	2029	2030	Total
CMS Energy, including Consumers
Consumers	$4.1	$5.4	$5.7	$5.0	$3.9	$24.1
NorthStar Clean Energy	0.3	0.4	0.5	0.4	0.1	1.7
Total CMS Energy	$4.4	$5.8	$6.2	$5.4	$4.0	$25.8
Consumers
Electric utility operations	$3.0	$4.1	$4.4	$3.5	$2.4	$17.4
Gas utility operations	1.1	1.3	1.3	1.5	1.5	6.7
Total Consumers	$4.1	$5.4	$5.7	$5.0	$3.9	$24.1
Other Material Cash Requirements: Presented in the following table are CMS Energy’s and Consumers’ material cash obligations from known contractual and other legal obligations:

In Billions
	Payments Due
December 31, 2025	Less Than One Year	Total
CMS Energy, including Consumers
Long-term debt	$1.0	$18.9
Interest payments on long-term debt	0.8	15.1
Purchase obligations	2.4	20.6
AROs	0.1	2.7
Total obligations	$4.3	$57.3
Consumers
Long-term debt	$0.6	$13.2
Interest payments on long-term debt	0.5	8.0
Purchase obligations	2.1	19.7
AROs	0.1	2.6
Total obligations	$3.3	$43.5
Purchase obligations arise from long-term contracts for the purchase of commodities and related services, primarily long-term PPAs, and construction and service agreements. For more information on CMS Energy’s and Consumers’ purchase obligations, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Contractual Commitments.
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
During 2025, the federal government took numerous executive actions related to tariffs and trade, alleviating regulatory burdens, and environmental regulations and enforcement, among other areas of potential impact. Many of these actions require further implementation by federal agencies and departments, and some of these actions will likely be subject to further judicial review. CMS Energy and Consumers continue to monitor these executive actions and will continue taking steps to deliver consistently on the triple bottom line.
For additional details regarding these and other uncertainties, see Forward-looking Statements and Information; Item 1A. Risk Factors; and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.
Consumers Electric Utility Outlook and Uncertainties
Energy Supply: Consumers’ Electric Supply Plan, its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers, is outlined in its integrated resource plan and incorporates Consumers’ Renewable Energy Plan. The Electric Supply Plan is Consumers’ blueprint for compliance with Michigan’s 2023 Energy Law and for advancing sustainability objectives.
Among other things, the 2023 Energy Law:
•increased the renewable energy standard from 15 percent to 50 percent by 2030 and 60 percent by 2035
•established a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero‑carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, qualify as clean energy sources under this standard
•created a new energy storage standard, requiring electric utilities to file plans by 2029 to help achieve a statewide target of 2,500 MW; the MPSC Staff has indicated that Consumers’ share of this target is 817 MW
Consumers’ integrated resource planning process provides a clear path toward these goals. Updates to its integrated resource plan will be filed in 2026 to reinforce and expand that pathway, while recent updates to the Renewable Energy Plan—approved by the MPSC in September 2025—position Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040.
To meet these objectives, Consumers is executing a multi-faceted strategy:
•Ending the use of coal—In 2023, Consumers retired the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, and as authorized by the MPSC, issued securitization bonds to finance the recovery of and return on those units. Additionally, Consumers obtained MPSC approval to retire J.H. Campbell in May 2025, totaling 1,407 MW of nameplate capacity, and to recover its remaining book value plus a 9.0‑percent return on equity through regulatory asset treatment upon its retirement. As discussed further below, the retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy.

•Resource adequacy and reliability—To maintain reliability during the transition, Consumers purchased the Covert Generating Station, representing 1,200 MW of nameplate capacity, in 2023. Additionally, in September 2025, Consumers entered into a new 10‑year PPA with the MCV Partnership for the purchase of up to 1,240 MW of capacity and associated energy from the MCV Facility, effective June 1, 2030.
•Energy storage investments—Consumers has contracted to purchase 850 MW of capacity from battery storage facilities to be located in Michigan’s Lower Peninsula and with expected commercial operation dates through 2028.
•Renewable expansion—Recent Renewable Energy Plan updates include up to 4,000 MW of wind energy resources and up to 9,000 MW of both purchased and owned solar energy resources, of which 1,060 MW will support Consumers’ voluntary green pricing program.
Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio through PPAs and owned generation under its integrated resource plan, voluntary green pricing program, and Renewable Energy Plan updates:

4,000
3,000
2,000
1,000
0
Capacity (MW)
250
250
784
525
1,204
975
1,685
1,745
2025
Actual
2026
2027
2028 and beyond
PPA
Owned

The company earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure for payments under new clean, renewable, or energy storage PPAs with non-affiliated entities.
Consumers will continue to competitively bid new capacity and energy resources, ensuring a balanced portfolio of intermittent renewables and dispatchable clean resources. Any resulting contracts are subject to MPSC approval. Through these integrated plans, Consumers is advancing Michigan’s clean energy transition while maintaining system reliability, affordability, and regulatory compliance.
J.H. Campbell Emergency Orders: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. Subsequently, the

U.S. Secretary of Energy issued two additional emergency orders for 90 days each, ultimately requiring continued operation of J.H. Campbell through February 17, 2026. These orders stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and DOE regulations, the orders authorize Consumers to obtain cost recovery at FERC.
As directed, Consumers has continued to make J.H. Campbell available in the MISO market and, in June 2025, filed a complaint at FERC seeking a modification of the MISO Tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. In August 2025, FERC granted Consumers’ complaint and ordered MISO to revise its tariff accordingly. MISO submitted a compliance filing with FERC in September 2025, and FERC approval of the compliance filing remains pending. For additional discussion of this FERC proceeding and Consumers’ request for recovery, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
Following the May 2025 emergency order, several third-party stakeholders, including the Michigan Attorney General, the Organization of MISO States, and a group of environmental and public interest groups, asked the U.S. Secretary of Energy to reconsider the May 2025 emergency order. In July 2025, after the U.S. Secretary of Energy took no action on those requests, several parties filed petitions for review of the May 2025 emergency order in federal court. The requests for rehearing were subsequently denied, and similar challenges to the August and November 2025 orders are underway. The U.S. Secretary of Energy may issue more orders to require the continued operation of J.H. Campbell. While the timing and content of future orders and the outcome of third-party legal challenges are not yet known, Consumers is committed to pursuing cost recovery as provided for under applicable laws, orders, and proceedings.
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
Over the next five years, Consumers expects weather-normalized electric deliveries to increase compared to 2025. This outlook reflects strong growth in electric demand, offset partially by the effects of energy waste reduction programs. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including data center expansion; utilization, expansion, or contraction of large commercial and industrial facilities; economic development; population trends; electric vehicle adoption; and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at 10 percent of Consumers’ sales, with certain exceptions. At December 31, 2025, electric deliveries under the ROA program were at the 10‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.

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
In 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requested the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. In 2023, the U.S. District Court for the Eastern District of Michigan dismissed the complaint. ABATE and the other intervenor filed a claim of appeal of the Eastern District Court’s decision with the U.S. Court of Appeals for the Sixth Circuit.
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
Sale of Hydroelectric Facilities: In September 2025, Consumers signed an agreement to sell its 13 river hydroelectric dams, which are located throughout Michigan, to a non-affiliated company. Additionally, Consumers signed an agreement to purchase power generated by the facilities for 30 years, at a price that reflects the counterparty’s acceptance of the risks and rewards of ownership of the facilities, including FERC licensing obligations. The agreements are contingent upon MPSC and FERC approval, for which Consumers filed in October 2025. Timing of the regulatory review process is uncertain and could extend 12 to 18 months or longer. In Consumers’ most recent electric rate case, the MPSC approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At December 31, 2025, the net book value of the hydroelectric facilities was immaterial.
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
Performance-based Financial Incentives/Disincentives Mechanism: In February 2025, the MPSC issued an order establishing a mechanism through which the state’s largest electric utilities, including Consumers, could realize up to $10 million each in incentives or penalties annually for meeting or failing to meet reliability benchmarks, beginning in 2026. As directed, Consumers filed proposed company-specific baseline metrics for the performance mechanism in April 2025; the MPSC approved Consumers’ proposed metrics in December 2025.
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

Large-load Tariff: In November 2025, the MPSC approved changes to Consumers’ standard large‑customer tariff to govern service for new large electricity users such as data centers. Consumers sought these changes to protect existing customers. The changes apply to customers with a minimum service threshold of 100 MW and require a minimum 15‑year contract (beyond the construction period), an 80‑percent minimum demand billing obligation, upfront fees, and strong collateral and exit‑fee protections to ensure these large customers fully cover their own costs of service and do not shift risk or costs to existing customers. Each large-load contract must receive MPSC approval before taking effect. The MPSC also directed Consumers to present multiple cost‑allocation and rate-design options before its next rate case to ensure that large-load customers pay their fair share of system costs going forward.
Depreciation Rate Case: In December 2025, Consumers filed a depreciation case related to its electric and common utility property. In this case, Consumers requested to increase depreciation expense, and its recovery of that expense of $34 million annually based on December 31, 2024 balances.
Retention Incentive Program: The retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. As a result, Consumers has implemented retention measures to ensure appropriate staffing levels and expects to incur up to $4 million during each 90‑day emergency order period. Consumers will seek recovery of these retention costs from FERC, consistent with rate recovery sought for other costs of complying with the emergency orders. For additional details on this program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20, Exit Activities and Asset Sales. For additional details on the emergency orders, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
Electric Environmental Outlook: Consumers’ electric operations are subject to various federal, state, and local environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $245 million from 2026 through 2030 to continue to comply with RCRA, the Clean Air Act, and numerous other environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Multiple environmental laws and regulations are subject to litigation. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Consumers complies with this regulation and expects it to have minimal financial and operational impact in the near and/or long term.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. As of 2023, three counties in western Michigan have been designated as not meeting the ozone standard. Based on recent data, the EPA reclassified these counties from “moderate” to “serious” nonattainment. Additionally, a December 2025 court decision vacated the EPA’s 2023 redesignation of a seven‑county area in southeast Michigan from moderate ozone nonattainment to attainment. None of Consumers’

fossil-fuel-fired generating units are located in these areas. Consumers will continue to monitor the impact of the recent court decision on the seven-county area in southeast Michigan, including resulting agency actions, but does not anticipate it will have any impact on Consumers’ generating assets.
In March 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2026. Consumers does not have any fossil-fuel-fired generating assets in these counties and therefore does not expect this rule to have significant impacts on its existing generating assets or its clean energy strategy. Consumers will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to its generating assets.
In January 2026, the EPA published a final rule amending new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This final rule requires new large simple-cycle turbine units with higher capacity factors to install control equipment for NOx emissions. Consumers is evaluating this rule to determine its impact.
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
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources, including Consumers’ electric generation sites and distribution equipment. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program, which includes Consumers’ fossil-fuel-fired electric generation. This change could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil‑fueled steam electric generating units. These rules do not address existing combustion turbine electric generating units. In June 2025, the EPA issued a proposed rule containing two different pathways to rescind these requirements. Consumers does not expect these proposed changes will have a significant impact on its existing gas- and oil-fueled steam electric generating assets. Consumers will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative, executive, or regulatory initiatives involving the potential regulation or reporting of greenhouse gases, it intends to move forward with its compliance with Michigan’s clean energy requirements, its own sustainability goals, and its emphasis on reliable and resilient electric supply. Litigation, international treaties, executive orders, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately impact Consumers. Consumers may be required to:
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
Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, but that do not meet the closure technical and performance standards of the May 2024 rule. These include inactive CCR landfills that were previously exempted from regulation but that are now considered CCR management units. Owners are required to conduct an evaluation at active facilities or any inactive facilities with at least one legacy impoundment to identify CCR management units and determine an appropriate course of action (closure, groundwater treatment, etc.) for each identified unit according to established compliance milestone schedules. In February 2026, the EPA issued a final rule extending the compliance milestone schedule for CCR management units. This extension does not have a material impact on Consumers’ compliance strategy.

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
The EPA also regulates the discharge of wastewater through its effluent limitation guidelines for steam electric generating plants. Consumers has submitted the appropriate notices of planned participation in compliance with this rule. Consumers has also submitted timely NPDES permit applications and will be working with EGLE to incorporate applicable provisions during the permit renewal process.
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
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act of 1940 and changes to permitting may impact operations at Consumers’ facilities. In February 2024, the U.S. Fish and Wildlife Service published a final rule providing for bald eagle general permits for qualifying wind farms and electric distribution systems. Consumers has received, or is pursuing, bald eagle general permits for all its wind farms. While any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, Consumers does not expect any material changes to its environmental strategy or Electric Supply Plan as a result of this rule.
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
Over the next five years, Consumers expects weather-normalized gas deliveries to remain stable relative to 2025. This outlook reflects modest growth in gas demand, offset by the effects of energy waste reduction programs. Actual delivery levels will depend on:
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
2025 Gas Rate Case: In December 2025, Consumers filed an application with the MPSC seeking an annual rate increase of $240 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2027.
Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected 12-Month Period Ending October 31	2027
Investment in rate base	$108
Operating and maintenance costs	65
Cost of capital	66
Sales/gross margin	1
Total	$240
The MPSC must issue a final order in this case before or in October 2026.
Gas Pipeline and Storage Integrity and Safety: Consumers’ gas operations are governed by federal and state pipeline safety rules, and there are robust processes and procedures in place to maintain compliance with these regulations. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published various rules that revise federal safety standards for gas transmission pipelines and underground storage facilities. Consumers has implemented measures to achieve compliance with the revised rules. There are also proposed rules expanding requirements for gas safety, although these rules are subject to reconsideration by the current administration. Under the proposed rules, Consumers will incur increased capital and increased operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of existing pipelines and storage facilities.

Although associated capital or operating and maintenance costs relating to these regulations could be material and cost recovery cannot be assured, Consumers expects to recover such costs in rates consistent with the recovery of other reasonable costs of complying with laws and regulations.
Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Consumers Gas Utility Contingencies.
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
Additionally, a December 2025 court decision vacated the EPA’s 2023 redesignation of the seven‑county area in southeast Michigan from moderate ozone nonattainment to attainment. Four of Consumers’ compressor stations are located in these counties, with one station having assets that may be impacted by the redesignation change. Consumers will continue to monitor the recent court decision’s impact on the seven-county area in southeast Michigan, including resulting agency actions, and the potential impacts to compressor station assets.
Consumers will continue to monitor NAAQS rulemakings and litigation, and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.
In March 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2026. Consumers has one compressor station located in Wayne County and will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to the natural gas compressor station assets.
Greenhouse Gases: Some interest exists at the various levels of government in regulating greenhouse gases or their sources. Future regulations, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use of natural gas. Consumers will continue to monitor such potential rules for impacts.
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by removing the natural gas distribution segment from the reporting obligations under the petroleum and natural gas source category, and proposed to delay the reporting obligations until 2034 for the remaining sources in this category. If this proposal is finalized as proposed, it could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent from 2012 baseline levels by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset through clean fuel alternatives or nature-based carbon removal pathways. To date, Consumers has reduced methane emissions by more than 40 percent.
Consumers has also set a goal to reduce customer greenhouse gas emissions by 25 percent by 2035. Consumers’ Natural Gas Delivery Plan, a rolling ten‑year investment plan to deliver safe, reliable, clean, and affordable natural gas to customers, outlines ways in which Consumers can make early progress toward these goals in a cost-effective manner, including energy waste reduction, carbon offsets, and renewable natural gas supply.
Consumers has already initiated work in these key areas by continuing to expand its energy waste reduction targets and by offering gas customers the ability to offset their carbon footprint associated with natural gas use by purchasing renewable natural gas and/or carbon credits associated with Michigan forest preservation. Consumers has renewable natural gas facilities under construction scheduled for commercial operation in 2026 and is monitoring regulatory developments and market conditions closely as part of its ongoing evaluation of the projects. As part of this evaluation, two early‑phase renewable natural gas development projects have been paused indefinitely, and Consumers recognized an impairment charge of $15 million related to these projects in 2025. Consumers is evaluating and monitoring newer technologies to determine their role in achieving Consumers’ interim and long-term net-zero goals, including biofuels, geothermal, synthetic methane, carbon capture sequestration systems, and other innovative technologies.
NorthStar Clean Energy Outlook and Uncertainties
CMS Energy’s primary focus with respect to its NorthStar Clean Energy businesses is to maximize the value of generating assets representing 1,665 MW of capacity, and to pursue opportunities for the development of renewable generation projects, including leveraging strategic partnerships and available tax incentives.
In December 2025, NorthStar Clean Energy sold a Class A membership interest in BG Solar Holdings to a tax equity investor. BG Solar Holdings is the holding company of a 200-MW solar generation project being constructed in Branch County, Michigan. All of the project’s nameplate capacity has been committed under a 15‑year renewable energy purchase agreement. The tax equity investor contributed $15 million and recognized a deemed contribution of $35 million associated with BG Solar Holdings’ sale of investment tax credits related to a portion of the project placed into service for tax purposes in 2025. The tax equity investor will contribute additional amounts upon commercial operation of the project in 2026.
NorthStar Clean Energy retained a Class B membership interest in BG Solar Holdings. Earnings, tax attributes, and cash flows generated by BG Solar Holdings will be allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios change over time and are not representative of the ownership interest percentages of each membership class. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19, Variable Interest Entities.

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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. NorthStar Clean Energy complies with this regulation and expects it to have minimal financial and operational impact in the near and/or long term.
In March 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2026. NorthStar Clean Energy has two fossil-fuel-fired generating units in these counties and therefore will continue to monitor NAAQS rulemaking and litigation to evaluate potential impacts to its generating assets.
In January 2026, the EPA published a final rule amending new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This final rule requires new large simple-cycle turbine units with higher capacity factors to install control equipment for NOx emissions. NorthStar Clean Energy will monitor this rulemaking.
A December 2025 court decision vacated the EPA’s 2023 redesignation of the seven‑county area in southeast Michigan from moderate ozone nonattainment to attainment. NorthStar Clean Energy has one electric generating station located within this area. NorthStar Clean Energy will continue to monitor the recent court decision’s impact on the seven-county area in southeast Michigan, including resulting agency actions, and the potential impacts to compressor station assets.
For additional details regarding the ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources. Reporting of carbon dioxide to the

EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program. This change could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil‑fueled steam electric generating units. These rules do not address existing combustion turbine electric generating units. In June 2025, the EPA issued a proposed rule containing two different pathways to rescind these requirements. Neither pathway impacts NorthStar Clean Energy’s existing facilities. NorthStar Clean Energy will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
Income Taxes: The amount of income taxes paid by CMS Energy is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. An estimate of the potential outcome of any uncertain tax issue is highly judgmental. CMS Energy believes adequate reserves have been provided for these exposures; however, future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, CMS Energy’s judgment as to the ability to recover its deferred tax assets may change. CMS Energy believes the valuation allowances related to its deferred tax assets are adequate, but future results may include favorable or unfavorable adjustments. As a result, CMS Energy’s effective tax rate may fluctuate significantly over time. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 13, Income Taxes.
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

Presented in the following table are estimates of credits and cash contributions through 2028 for the DB Pension Plans and OPEB Plan. Actual future costs, credits, and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Credit	Contribution	Credit	Contribution
CMS Energy, including Consumers
2026	$(86)	$—	$(109)	$—
2027	(87)	—	(99)	—
2028	(100)	—	(92)	—
Consumers[1]
2026	$(81)	$—	$(101)	$—
2027	(81)	—	(91)	—
2028	(94)	—	(84)	—
1Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.
Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2026 by $8 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would decrease estimated pension cost for 2026 by $1 million for both CMS Energy and Consumers. Pension and OPEB costs above or below the amounts used to set existing rates will be deferred as a regulatory asset or liability in accordance with Consumers’ postretirement benefits expense deferral mechanism; for more information, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
Pension and OPEB plan assets are accounted for and disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions may require judgment.
For additional details on postretirement benefits, including the fair value measurements for the assets of the DB Pension Plans and OPEB Plan, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 11, Retirement Benefits.
Unbilled Revenues: Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Consumers records unbilled revenues as accounts receivable and accrued revenue on its consolidated balance sheet. For additional information on unbilled revenues, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 15, Revenue.
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
The following risk sensitivity illustrates the potential loss in fair value, cash flows, or future earnings from financial instruments, assuming a hypothetical adverse change in market rates or prices of 10 percent. Potential losses could exceed the amounts shown in the sensitivity analyses if changes in market rates or prices were to exceed 10 percent.
Long-term Debt: CMS Energy and Consumers are exposed to interest-rate risk resulting from issuing fixed-rate and variable-rate debt instruments. CMS Energy and Consumers use a combination of these instruments, and may also enter into interest-rate swap agreements, in order to manage this risk and to achieve a reasonable cost of capital.
Presented in the following table is a sensitivity analysis of interest-rate risk on CMS Energy’s and Consumers’ debt instruments (assuming an adverse change in market interest rates of 10 percent):

In Millions
December 31	2025	2024
Fixed-rate financing—potential loss in fair value
CMS Energy, including Consumers	$792	$717
Consumers	535	543
The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2025 and 2024, assuming an adverse change in market interest rates of 10 percent. For additional details on financial instruments see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7, Financial Instruments.

(This page intentionally left blank)

Item 8.    Financial Statements and Supplementary Data

CMS Energy Corporation
Consolidated Statements of Income

In Millions, Except Per Share Amounts
Years Ended December 31	2025	2024	2023
Operating Revenue	$8,539	$7,515	$7,462
Operating Expenses
Fuel for electric generation	657	624	561
Purchased and interchange power	1,706	1,333	1,375
Purchased power – related parties	94	71	75
Cost of gas sold	809	640	902
Maintenance and other operating expenses	1,727	1,638	1,687
Depreciation and amortization	1,306	1,240	1,180
General taxes	513	482	447
Total operating expenses	6,812	6,028	6,227
Operating Income	1,727	1,487	1,235
Other Income (Expense)
Non-operating retirement benefits, net	186	169	180
Other income	151	207	195
Other expense	(27)	(32)	(13)
Total other income	310	344	362
Interest Charges
Interest on long-term debt	798	700	616
Interest expense – related parties	11	12	12
Other interest expense	(9)	14	18
Allowance for borrowed funds used during construction	(11)	(18)	(3)
Total interest charges	789	708	643
Income Before Income Taxes	1,248	1,123	954
Income Tax Expense	246	176	147
Income From Continuing Operations	1,002	947	807
Income From Discontinued Operations, Net of Tax of $— for all periods	—	—	1
Net Income	1,002	947	808
Loss Attributable to Noncontrolling Interests	(69)	(56)	(79)
Net Income Attributable to CMS Energy	1,071	1,003	887
Preferred Stock Dividends	10	10	10
Net Income Available to Common Stockholders	$1,061	$993	$877
Basic Earnings Per Average Common Share	$3.53	$3.34	$3.01
Diluted Earnings Per Average Common Share	$3.53	$3.33	$3.01
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2025	2024	2023
Net Income	$1,002	$947	$808
Retirement Benefits Liability
Net gain arising during the period, net of tax of $2, $1, and $2	4	2	5
Prior service credit adjustment, net of tax of $— for all periods	—	1	—
Amortization of net actuarial loss, net of tax of $— for all periods	2	2	2
Amortization of prior service credit, net of tax of $— for all periods	(1)	—	(1)
Other Comprehensive Income	5	5	6
Comprehensive Income	1,007	952	814
Comprehensive Loss Attributable to Noncontrolling Interests	(69)	(56)	(79)
Comprehensive Income Attributable to CMS Energy	$1,076	$1,008	$893
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2025	2024	2023
Cash Flows from Operating Activities
Net income	$1,002	$947	$808
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,306	1,240	1,180
Deferred income taxes and investment tax credits	202	142	157
Bad debt expense	40	33	34
Postretirement benefits contributions	(16)	(13)	(12)
Other non‑cash operating activities and reconciling adjustments	(238)	(241)	(274)
Changes in assets and liabilities
Accounts receivable and accrued revenue	(251)	(155)	241
Inventories	(28)	164	185
Accounts payable and accrued rate refunds	196	15	(136)
Other current assets and liabilities	78	42	(21)
Other non‑current assets and liabilities	(56)	196	147
Net cash provided by operating activities	2,235	2,370	2,309
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(3,824)	(3,018)	(2,407)
Covert Generating Station acquisition	—	—	(812)
Proceeds from sale of ASP business	—	124	—
Cost to retire property and other investing activities	(214)	(160)	(167)
Net cash used in investing activities	(4,038)	(3,054)	(3,386)
Cash Flows from Financing Activities
Proceeds from issuance of debt	3,609	1,962	3,551
Retirement of debt	(1,150)	(952)	(2,132)
Increase (decrease) in notes payable	(65)	(28)	73
Issuance of common stock	525	286	192
Payment of dividends on common and preferred stock	(663)	(626)	(579)
Proceeds from the sale of membership interests in VIEs	44	—	—
Proceeds from the sale of membership interest in VIE to tax equity investor	15	—	86
Contributions from noncontrolling interests	4	5	6
Distributions to noncontrolling interests	(14)	(12)	(12)
Other financing costs	(65)	(21)	(42)
Net cash provided by financing activities	2,240	614	1,143
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	437	(70)	66
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	178	248	182
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$615	$178	$248

In Millions
Years Ended December 31	2025	2024	2023
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$741	$677	$607
Income taxes paid (proceeds from sale of renewable energy tax credits), net	(20)	(69)	15
Non‑cash transactions
Capital expenditures not paid	$662	$517	$265
Deemed contribution from sale of membership interest	35	—	—

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2025	2024
Current Assets
Cash and cash equivalents	$509	$103
Restricted cash and cash equivalents	106	75
Accounts receivable and accrued revenue, less allowance of $27 in 2025 and $23 in 2024	1,306	1,049
Accounts receivable – related parties	17	14
Inventories at average cost
Gas in underground storage	427	435
Materials and supplies	329	299
Generating plant fuel stock	35	35
Deferred property taxes	479	448
Regulatory assets	104	229
Prepayments and other current assets	160	103
Total current assets	3,472	2,790
Plant, Property, and Equipment
Plant, property, and equipment, gross	37,763	34,932
Less accumulated depreciation and amortization	10,135	9,569
Plant, property, and equipment, net	27,628	25,363
Construction work in progress	3,052	2,098
Total plant, property, and equipment	30,680	27,461
Other Non‑current Assets
Regulatory assets	3,355	3,569
Accounts receivable	18	20
Investments	61	69
Postretirement benefits	1,957	1,627
Other	398	384
Total other non‑current assets	5,789	5,669
Total Assets	$39,941	$35,920

LIABILITIES AND EQUITY
In Millions
December 31	2025	2024
Current Liabilities
Current portion of long-term debt and finance leases	$956	$1,195
Notes payable	—	65
Accounts payable	1,395	1,085
Accounts payable – related parties	9	8
Accrued rate refunds	28	38
Accrued interest	182	156
Accrued taxes	708	654
Regulatory liabilities	85	111
Other current liabilities	185	209
Total current liabilities	3,548	3,521
Non‑current Liabilities
Long-term debt	17,807	15,194
Non-current portion of finance leases	135	112
Regulatory liabilities	4,091	4,067
Postretirement benefits	95	96
AROs	792	728
Deferred investment tax credit	118	122
Deferred income taxes	3,252	2,925
Other non‑current liabilities	392	407
Total non‑current liabilities	26,682	23,651
Commitments and Contingencies (Notes 3 and 4)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 306.4 shares in 2025 and 298.8 shares in 2024	3	3
Other paid-in capital	6,510	6,009
Accumulated other comprehensive loss	(36)	(41)
Retained earnings	2,443	2,035
Total common stockholders’ equity	8,920	8,006
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	9,144	8,230
Noncontrolling interests	567	518
Total equity	9,711	8,748
Total Liabilities and Equity	$39,941	$35,920
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands and Per Share Amounts
	Number of Shares
Years Ended December 31	2025	2024	2023	2025	2024	2023
Total Equity at Beginning of Period				$8,748	$8,125	$7,595
Common Stock
At beginning and end of period				3	3	3
Other Paid-in Capital
At beginning of period	298,790	294,440	291,268	6,009	5,705	5,490
Common stock issued	7,839	4,673	3,355	548	315	222
Common stock repurchased	(181)	(181)	(119)	(13)	(11)	(7)
Common stock reacquired	(39)	(142)	(64)	—	—	—
Adjustment for sale of membership interests in VIEs				(34)	—	—
At end of period	306,409	298,790	294,440	6,510	6,009	5,705
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period				(41)	(46)	(52)
Net gain arising during the period				4	2	5
Prior service credit adjustment				—	1	—
Amortization of net actuarial loss				2	2	2
Amortization of prior service credit				(1)	—	(1)
At end of period				(36)	(41)	(46)
Retained Earnings
At beginning of period				2,035	1,658	1,350
Net income attributable to CMS Energy				1,071	1,003	887
Dividends declared on common stock				(653)	(616)	(569)
Dividends declared on preferred stock				(10)	(10)	(10)
At end of period				2,443	2,035	1,658
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period				224	224	224
Noncontrolling Interests
At beginning of period				518	581	580
Sale of membership interests in VIEs				78	—	—
Sale of membership interest in VIE to tax equity investor				50	—	86
Contributions from noncontrolling interests				4	5	6
Distributions to noncontrolling interests				(14)	(12)	(12)
Loss attributable to noncontrolling interests				(69)	(56)	(79)
At end of period				567	518	581
Total Equity at End of Period				$9,711	$8,748	$8,125
Dividends declared per common share				$2.170	$2.060	$1.950
Dividends declared per preferred stock Series C depositary share				$1.050	$1.050	$1.050
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2025	2024	2023
Operating Revenue	$8,132	$7,200	$7,166
Operating Expenses
Fuel for electric generation	535	511	435
Purchased and interchange power	1,564	1,285	1,331
Purchased power – related parties	94	71	75
Cost of gas sold	803	637	897
Maintenance and other operating expenses	1,614	1,520	1,586
Depreciation and amortization	1,254	1,191	1,137
General taxes	499	470	437
Total operating expenses	6,363	5,685	5,898
Operating Income	1,769	1,515	1,268
Other Income (Expense)
Non-operating retirement benefits, net	175	157	171
Other income	55	85	49
Other expense	(22)	(30)	(12)
Total other income	208	212	208
Interest Charges
Interest on long-term debt	521	488	415
Interest expense – related parties	41	31	20
Other interest expense	8	12	16
Allowance for borrowed funds used during construction	(10)	(13)	(3)
Total interest charges	560	518	448
Income Before Income Taxes	1,417	1,209	1,028
Income Tax Expense	288	200	161
Net Income	1,129	1,009	867
Preferred Stock Dividends	2	2	2
Net Income Available to Common Stockholder	$1,127	$1,007	$865
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2025	2024	2023
Net Income	$1,129	$1,009	$867
Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(1), $1, and $—	(2)	3	(1)
Amortization of net actuarial loss, net of tax of $— for all periods	—	1	1
Other Comprehensive Income (Loss)	(2)	4	—
Comprehensive Income	$1,127	$1,013	$867
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2025	2024	2023
Cash Flows from Operating Activities
Net income	$1,129	$1,009	$867
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,254	1,191	1,137
Deferred income taxes and investment tax credits	48	115	156
Bad debt expense	40	33	34
Postretirement benefits contributions	(10)	(9)	(9)
Other non‑cash operating activities and reconciling adjustments	(165)	(137)	(123)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(235)	(153)	219
Inventories	(24)	164	186
Accounts payable and accrued rate refunds	187	19	(127)
Other current assets and liabilities	104	75	(35)
Other non-current assets and liabilities	(90)	139	125
Net cash provided by operating activities	2,238	2,446	2,430
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(3,314)	(2,842)	(2,248)
Covert Generating Station acquisition	—	—	(812)
Proceeds from sale of ASP business	—	124	—
Cost to retire property and other investing activities	(221)	(154)	(141)
Net cash used in investing activities	(3,535)	(2,872)	(3,201)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,123	1,297	2,666
Retirement of debt	(115)	(389)	(1,654)
Increase (decrease) in notes payable	(65)	(28)	73
Increase (decrease) in notes payable – related parties	340	—	(75)
Stockholder contribution	920	735	475
Return of stockholder contribution	—	(320)	—
Payment of dividends on common and preferred stock	(900)	(797)	(697)
Other financing costs	(14)	(9)	(21)
Net cash provided by financing activities	1,289	489	767
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(8)	63	(4)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	119	56	60
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$111	$119	$56

In Millions
Years Ended December 31	2025	2024	2023
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$526	$484	$417
Income taxes paid (proceeds from sale of renewable energy tax credits), net	161	(19)	31
Non‑cash transactions
Capital expenditures not paid	$533	$395	$264
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2025	2024
Current Assets
Cash and cash equivalents	$25	$44
Restricted cash and cash equivalents	86	75
Accounts receivable and accrued revenue, less allowance of $27 in 2025 and $23 in 2024	1,210	1,019
Accounts and notes receivable – related parties	15	17
Inventories at average cost
Gas in underground storage	427	435
Materials and supplies	316	291
Generating plant fuel stock	31	30
Deferred property taxes	479	448
Regulatory assets	104	229
Prepayments and other current assets	132	86
Total current assets	2,825	2,674
Plant, Property, and Equipment
Plant, property, and equipment, gross	36,120	33,434
Less accumulated depreciation and amortization	9,842	9,310
Plant, property, and equipment, net	26,278	24,124
Construction work in progress	2,354	1,766
Total plant, property, and equipment	28,632	25,890
Other Non-current Assets
Regulatory assets	3,355	3,569
Accounts receivable	24	26
Accounts and notes receivable – related parties	88	92
Postretirement benefits	1,821	1,514
Other	346	323
Total other non-current assets	5,634	5,524
Total Assets	$37,091	$34,088

LIABILITIES AND EQUITY
In Millions
December 31	2025	2024
Current Liabilities
Current portion of long-term debt and finance leases	$579	$456
Notes payable	—	65
Notes payable – related parties	340	—
Accounts payable	1,229	917
Accounts payable – related parties	14	12
Accrued rate refunds	28	38
Accrued interest	149	130
Accrued taxes	747	678
Regulatory liabilities	85	111
Other current liabilities	163	185
Total current liabilities	3,334	2,592
Non-current Liabilities
Long-term debt	11,524	10,818
Long-term debt – related parties	1,005	823
Non-current portion of finance leases	81	69
Regulatory liabilities	4,091	4,067
Postretirement benefits	70	70
AROs	753	694
Deferred investment tax credit	118	122
Deferred income taxes	3,201	3,053
Other non-current liabilities	336	349
Total non-current liabilities	21,179	20,065
Commitments and Contingencies (Notes 3 and 4)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	9,094	8,174
Accumulated other comprehensive loss	(13)	(11)
Retained earnings	2,619	2,390
Total common stockholder’s equity	12,541	11,394
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	12,578	11,431
Total Liabilities and Equity	$37,091	$34,088
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2025	2024	2023
Total Equity at Beginning of Period	$11,431	$10,800	$10,155
Common Stock
At beginning and end of period	841	841	841
Other Paid-in Capital
At beginning of period	8,174	7,759	7,284
Stockholder contribution	920	735	475
Return of stockholder contribution	—	(320)	—
At end of period	9,094	8,174	7,759
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(11)	(15)	(15)
Net gain (loss) arising during the period	(2)	3	(1)
Amortization of net actuarial loss	—	1	1
At end of period	(13)	(11)	(15)
Retained Earnings
At beginning of period	2,390	2,178	2,008
Net income	1,129	1,009	867
Dividends declared on common stock	(898)	(795)	(695)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	2,619	2,390	2,178
Cumulative Preferred Stock
At beginning and end of period	37	37	37
Total Equity at End of Period	$12,578	$11,431	$10,800
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
EPS: CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of nonvested stock awards, forward equity sales, and convertible securities. CMS Energy computes the effect on potential common stock using the treasury stock method. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 14, Earnings Per Share—CMS Energy.
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
CMS Energy and Consumers account for RECs and other environmental credits as inventory and use the weighted-average cost method to remove amounts from inventory. RECs and other environmental credits are used to satisfy compliance obligations related to the generation of power and in support of sustainability commitments. CMS Energy and Consumers classify these amounts within other assets on their consolidated balance sheets.
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
Other: For additional accounting policies, see:
•Note 3, Regulatory Matters
•Note 8, Plant, Property, and Equipment
•Note 9, Leases
•Note 10, Asset Retirement Obligations
•Note 11, Retirement Benefits
•Note 12, Stock-based Compensation
•Note 13, Income Taxes
•Note 14, Earnings Per Share—CMS Energy
•Note 15, Revenue
•Note 19, Variable Interest Entities
2:    New Accounting Standards
Implementation of New Accounting Standards
ASU 2023‑09, Incomes Taxes (Topic 740): Improvements to Income Tax Disclosures: This standard, which was effective on January 1, 2025 for CMS Energy and Consumers, requires expanded annual disclosures of the income taxes, including a more detailed reconciliation of the effective tax rate and disaggregated information on federal and state income taxes. The standard also requires disclosure of significant reconciling items and qualitative information about state and local jurisdictions contributing to income tax expense. The adoption of the new standard did not impact CMS Energy’s or Consumers’ liquidity, financial condition, or results of operations. The expanded disclosures required by this standard are included in Note 13, Income Taxes.

New Accounting Standards Not Yet Effective
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: This standard requires public companies to provide disaggregated information about certain expense categories presented on the income statement. The guidance calls for annual and interim disclosures that separate specified components, such as employee compensation, depreciation, and amortization, within relevant expense line items in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. CMS Energy and Consumers will adopt the guidance upon the effective date. The standard will not have an impact on CMS Energy’s or Consumers’ consolidated net income, cash flows, or financial position.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: This standard updates guidance for capitalizing costs related to internal-use software development. The amendments remove references to the previous “project stage” model and clarify the threshold for when capitalization should begin, focusing on whether completion of the project is probable. The amendments are effective for annual and interim reporting periods beginning after December 15, 2027. The guidance may be applied on a prospective, retrospective, or modified transition basis. Early adoption is permitted. CMS Energy and Consumers are currently evaluating the new standard.
3:    Regulatory Matters
Regulatory matters are critical to Consumers. The Michigan Attorney General, ABATE, the MPSC Staff, residential customer advocacy groups, environmental organizations, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and PSCR and GCR processes. Intervenors also participate in certain FERC matters, including FERC’s regulation of certain wholesale rates that affect Consumers’ power supply costs. These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC and FERC orders. Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC and FERC orders or other actions, could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.
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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

In Millions
December 31	2025	2024
Regulatory assets
Current
Energy waste reduction plan incentive[1]	$66	$60
Retention incentive program[2]	10	18
2022 PSCR underrecovery[3]	—	126
Other	28	25
Total current regulatory assets	$104	$229
Non-current
Costs of coal-fueled electric generating units to be retired[3]	$1,179	$1,266
Postretirement benefits[2]	589	747
Securitized costs[3]	549	666
ARO[4]	379	366
Decommissioning costs[2]	197	158
Unamortized loss on reacquired debt[3]	89	92
MGP sites[3]	82	90
Energy waste reduction plan incentive[1]	64	64
Ludington overhaul contract dispute[2]	60	31
Service restoration cost deferral[4]	52	—
Energy waste reduction plan[3]	26	31
Postretirement benefits expense deferral mechanism[2]	22	21
Renewable Energy Plan[3]	7	—
Retention incentive program[2]	6	12
Other	54	25
Total non-current regulatory assets	$3,355	$3,569
Total regulatory assets	$3,459	$3,798
Regulatory liabilities
Current
Income taxes, net	$47	$53
ASP gain	28	47
Other	10	11
Total current regulatory liabilities	$85	$111
Non-current
Cost of removal	$2,727	$2,665
Income taxes, net	1,118	1,163
Energy waste reduction plan	68	41
Green giving program	41	—
Postretirement benefits expense deferral mechanism	40	37
Renewable energy grant	38	40
ASP gain	19	46
Renewable Energy Plan	—	51
Other	40	24
Total non-current regulatory liabilities	$4,091	$4,067
Total regulatory liabilities	$4,176	$4,178

1These regulatory assets have arisen from an alternative-revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.
2This regulatory asset is included in rate base, thereby providing a return.
3The MPSC has provided a specific return on these regulatory assets.
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
In January 2026, the MPSC approved a settlement agreement authorizing Consumers to collect $64 million during 2026 as an incentive for exceeding its statutory savings targets in 2024. Consumers recognized incentive revenue under this program of $64 million in 2024.
Consumers also exceeded its statutory savings targets in 2025, achieved certain other goals, and will request the MPSC’s approval to collect $64 million in the energy waste reduction reconciliation to be filed in May 2026. Consumers recognized incentive revenue under this program of $64 million in 2025.
Retention Incentive Program: To ensure necessary staffing at the D.E. Karn and J.H. Campbell coal‑fueled generating units through their retirement, Consumers established retention incentive programs. The MPSC has approved deferred accounting treatment for the retention and severance costs incurred under these programs and has allowed for recovery over three years. These MPSC-approved retention plans concluded in November 2025. For additional details regarding retention incentive programs, see Note 20, Exit Activities and Asset Sales.
2022 PSCR Underrecovery: As a result of rising fuel prices during 2022, Consumers’ power supply costs for 2022 were significantly higher than those projected in its 2022 PSCR plan. At the end of 2022, Consumers had recorded $401 million of under-recovered power supply costs. In 2023, the MPSC authorized Consumers to recover the 2022 underrecovery amount over three years, providing immediate relief to electric customers.
Costs of Coal-fueled Electric Generating Units to be Retired: In 2022, the MPSC approved Consumers’ plans to retire the J.H. Campbell coal-fueled generating units in 2025. The MPSC authorized regulatory asset treatment for Consumers to recover the remaining book value of the units upon their retirement, as well as a 9.0‑percent return on equity, through 2040, the units’ original retirement date. Accordingly, in 2022, Consumers removed from total plant, property, and equipment an amount of $1.3 billion, representing the projected remaining book value of the electric generating units upon their retirement, and recorded it as a non‑current regulatory asset on its consolidated balance sheets.
As discussed further below, the retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. Such orders authorize Consumers to obtain cost recovery at FERC; thus, Consumers has deferred the costs of complying with these orders as a regulatory asset.

Postretirement Benefits: As part of the ratemaking process, the MPSC allows Consumers to recover the costs of postretirement benefits. Accordingly, Consumers defers the net impact of actuarial losses and gains, prior service costs and credits, and settlements associated with postretirement benefits as a regulatory asset or liability. The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost. For details about the amortization periods, see Note 11, Retirement Benefits.
Securitized Costs: The MPSC has issued securitization financing orders authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of three smaller natural gas-fueled electric generating units that Consumers retired in 2015, seven smaller coal-fueled electric generating units that Consumers retired in 2016, and the D.E. Karn coal-fueled electric generating units that Consumers retired in 2023. Consumers has removed from plant, property, and equipment and recorded as a regulatory asset the book value of these units. Consumers is amortizing the regulatory asset over the life of the related securitization bonds, which it issued through subsidiaries in 2014 and 2023. For additional details regarding the securitization bonds, see Note 5, Financings and Capitalization—Securitization Bonds.
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
Decommissioning Costs: In Consumers’ electric depreciation and general rate cases, the MPSC has authorized Consumers to remove from depreciation rates the costs of decommissioning the D.E. Karn coal-fueled electric generating units, and instead defer those costs as a regulatory asset to be recovered through 2031. Additionally, ash disposal costs related to Consumers’ retired coal-fueled generating units may be deferred as a regulatory asset and collected over a ten‑year period. In its 2022 order approving Consumers’ integrated resource plan, the MPSC authorized similar treatment for the decommissioning and ash disposal costs associated with the J.H. Campbell coal-fueled generating units that were planned for retirement in 2025.
Unamortized Loss on Reacquired Debt: Under regulatory accounting, any unamortized discount, premium, or expense related to debt redeemed with the proceeds of new debt is deferred and amortized over the life of the new debt.
MGP Sites: Consumers is incurring environmental remediation and other response activity costs at 23 former MGP facilities. The MPSC allows Consumers to recover from its natural gas customers over a ten‑year period the costs incurred to remediate the MGP sites. For additional information, see Note 4, Contingencies and Commitments—Consumers Gas Utility Contingencies.
Ludington Overhaul Contract Dispute: The MPSC has authorized Consumers to defer as a regulatory asset costs associated with correcting incomplete, nonconforming, and defective work performed by TAES during a major overhaul and upgrade of Ludington. Consumers will defer such costs while post‑verdict proceedings and any appeals in the litigation with TAES and Toshiba continue; such costs will be offset, in part or in whole, by future litigation proceeds received from TAES or Toshiba. Consumers has also deferred replacement power costs due to outages resulting from correcting this work. Consumers will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation. During 2025, cash expenditures associated with the Ludington overhaul contract dispute were $30 million. For additional details on the contract dispute, see Note 4, Contingencies and Commitments—Consumers Electric Utility Contingencies.

Service Restoration Cost Deferral: As a result of catastrophic storms in Consumers’ electric service territory, Consumers incurred significant service restoration costs during March and April 2025. In April 2025, Consumers filed with the MPSC an ex parte application requesting approval to defer, as a regulatory asset, operating and maintenance expenses associated with the storms. In June 2025, the MPSC approved the application, authorizing the deferral of these expenses for accounting purposes. Recovery of this regulatory asset will be requested in a future case.
Energy Waste Reduction Plan: Michigan law requires electric and gas utilities to implement programs that reduce energy consumption through energy efficiency and demand-side energy conservation. Utilities may recover the cost of achieving specified reductions in customers’ electricity and gas use through surcharges. The amount of spending incurred in excess of surcharges collected is recorded as a regulatory asset and amortized as surcharges are collected from customers over the plan period. The amount of surcharges collected in excess of spending incurred is recorded as a regulatory liability and amortized as costs are incurred.
Postretirement Benefits Expense Deferral Mechanism: In Consumers’ general rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years.
Renewable Energy Plan: Under Michigan law, renewable energy standards specify how much electricity must come from renewable sources and which technologies, such as wind, solar, and certain biomass, qualify. Utilities may recover compliance costs, including renewable power purchases (and related financial mechanisms), depreciation, property taxes, interest, and other operating and maintenance expenses for company-owned renewable assets, along with a return on those assets. The MPSC allows Consumers to transfer and collect a portion of these costs through its PSCR process. Incremental costs may be collected through surcharges. If spending exceeds amounts collected, the difference is recorded as a regulatory asset and amortized as recovered from customers; this excludes amounts related to return on equity. If collections exceed spending, the excess is recorded as a regulatory liability and amortized as future costs are incurred for operating renewable facilities and purchasing RECs under renewable energy agreements.
Regulatory Liabilities
Income Taxes, Net: Consumers records regulatory assets and liabilities to reflect the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers’ rates. This net balance will decrease over the remaining life of the related temporary differences and flow through income tax expense. The majority of the net regulatory liability recorded related to income taxes is associated with plant assets that are subject to normalization, which is governed by the Internal Revenue Code, and will be returned to customers over the remaining book life of the related plant assets. For additional details on deferred income taxes, see Note 13, Income Taxes.
ASP Gain: In April 2024, Consumers sold its unregulated ASP business to a non-affiliated company, resulting in a $110 million gain. In July 2024, the MPSC approved the utilization of $27.5 million, or one‑fourth, of the gain on the sale as an offset to the revenue deficiency in lieu of additional rate relief during the 12‑month period beginning October 1, 2024, with the remaining three-fourths of the gain, or $82.5 million, to be credited to customers as a bill credit over a three-year period beginning October 1, 2024.
Cost of Removal: The MPSC allows Consumers to collect amounts from customers to fund future asset removal activities. This regulatory liability is reduced as costs are incurred to remove the assets at the end of their useful lives.

Green Giving Program: In conjunction with Consumers’ voluntary green pricing program, the MPSC has directed Consumers to use surplus program funds to support renewable-energy participation by low‑income customers.
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
Consumers Electric Utility
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
In March 2025, the MPSC issued an order authorizing an annual rate increase of $176 million, which is inclusive of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The approved rate increase is based on a 9.90‑percent authorized return on equity. The new rates became effective in April 2025
J.H. Campbell Emergency Order: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. Subsequently, the U.S. Secretary of Energy issued two additional emergency orders for 90 days each, ultimately requiring continued operation of J.H. Campbell through February 17, 2026. These orders stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and DOE regulations, the orders authorize Consumers to obtain cost recovery at FERC.
As directed, Consumers has continued to make J.H. Campbell available in the MISO market and, in June 2025, filed a complaint at FERC seeking a modification of the MISO Tariff that would enable Consumers to recover the costs of complying with the emergency orders. Consumers’ complaint sought a mechanism in the MISO Tariff that would allow allocation of those compliance costs across the MISO North and Central regions, consistent with the nature of the energy emergency declared in the U.S. Secretary of Energy orders. In August 2025, FERC granted Consumers’ complaint and ordered MISO to revise its tariff accordingly. MISO submitted a compliance filing with FERC in September 2025, and FERC approval of the compliance filing remains pending.
In January 2026, Consumers filed a request at FERC seeking recovery of the net financial impact of complying with the May 2025 emergency order, which was $42 million after applying MISO revenues of $78 million. This filing encompasses recovery sought by the joint owners of J.H. Campbell.

For the second emergency order period through December 31, 2025, the net financial impact of compliance was $93 million after applying MISO revenues of $77 million. Consumers will seek recovery of these compliance costs at a later date, consistent with rate recovery sought for the May 2025 emergency order. The ultimate financial impact remains subject to the outcome of the FERC proceeding and any future guidance or interpretation.
Consumers Gas Utility
2024 Gas Rate Case: In December 2024, Consumers filed an application with the MPSC seeking an annual rate increase of $248 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2026. In July 2025, Consumers revised its requested increase to $217 million. In September 2025, the MPSC issued an order authorizing an annual rate increase of $157.5 million, based on a 9.80‑percent authorized return on equity. The new rates became effective in November 2025.
PSCR and GCR
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
Presented in the following table are the liabilities for PSCR and GCR underrecoveries and overrecoveries reflected on Consumers’ consolidated balance sheets:

In Millions
December 31	2025	2024
Assets
PSCR underrecoveries	$38	$—
Accounts receivable and accrued revenue	$38	$—
Liabilities
PSCR overrecoveries	$—	$13
GCR overrecoveries	28	25
Accrued rate refunds	$28	$38

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
CMS Energy Contingencies
CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement establishing the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit, which was valid through 2025. CMS Land submitted a renewal request in March 2025, and will continue to operate under the existing permit until a renewal is issued.
At December 31, 2025, CMS Energy had a recorded liability of $48 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of 1 percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $62 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $3 million. At December 31, 2025, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2025, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
The case against TAES went to trial before a jury and, in December 2025, the jury rendered a verdict in Consumers’ and DTE Electric’s favor. The jury found that TAES breached the parties’ contract and awarded damages of $383 million. The parties separately stipulated to $11 million in additional liquidated damages for late performance by TAES. These amounts are subject to pre- and post-judgment interest. In addition, the jury rejected TAES’ counterclaim, determining that Consumers and DTE Electric did not breach the contract. The parent guaranty provided by Toshiba allows Consumers and DTE Electric to recover legal costs in addition to damages. The parties are still engaged in post-verdict proceedings at the District Court and the jury verdict may be appealed; these processes could take two years or more to conclude with finality. The jury verdict was a favorable outcome for Consumers but an unfavorable outcome in these additional proceedings could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity. Consumers and DTE Electric must still also resolve their claim against Toshiba under the parent guaranty, which is still pending but which was bifurcated by the Court from the claims against TAES.
Previously, Toshiba announced that TBJH became the majority shareholder and new parent company of Toshiba through a common stock purchase. TBJH is a subsidiary of a Japanese private equity firm. Consumers and DTE Electric do not believe that this affects their rights under the parent guaranty provided by Toshiba.
With MPSC approval, Consumers and DTE Electric were authorized to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba remains pending. Consumers currently estimates that its share of repair, replacement, and other damages resulting from TAES’ defective work is approximately $350 million, which is expected to be offset in part or entirely by future litigation proceeds received from TAES or Toshiba. Consumers and DTE Electric will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation, including any amounts not recovered from TAES or Toshiba. Consumers cannot predict the financial impact or outcome of such proceedings.
Consumers Gas Utility Contingencies
Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site.
At December 31, 2025, Consumers had a recorded liability of $59 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

In Millions
	2026	2027	2028	2029	2030
Remediation and other response activity costs	$3	$8	$25	$11	$3
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten‑year period. At December 31, 2025, Consumers had a regulatory asset of $82 million related to the MGP sites.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2025:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	various	$230	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	152	—
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in Aviator Wind, BG Solar Holdings, Newport Solar Holdings, and NWO Holdco to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in these entities, see Note 19, Variable Interest Entities.
2These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to taxes. The maximum obligation amount is mostly related to an Equatorial Guinea tax claim.
3This obligation comprises a guarantee provided by Consumers to the DOE in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers.
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
Contractual Commitments
Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, primarily long-term PPAs, and construction and service agreements. Related-party PPAs are between Consumers and certain affiliates of NorthStar Clean Energy. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2025 for each of the periods shown:

In Millions
	Payments Due
	Total	2026	2027	2028	2029	2030	Beyond 2030
CMS Energy, including Consumers
Total PPAs	$16,983	$873	$904	$930	$942	$1,011	$12,323
Other	3,582	1,511	762	468	391	303	147
Total purchase obligations	20,565	2,384	1,666	1,398	1,333	1,314	12,470
Consumers
PPAs
MCV PPA	$5,539	$339	$312	$316	$308	$395	$3,869
Related-party PPAs	62	32	30	—	—	—	—
Other PPAs	11,382	502	562	614	634	616	8,454
Total PPAs	$16,983	$873	$904	$930	$942	$1,011	$12,323
Other	2,700	1,185	599	363	266	232	55
Total purchase obligations	19,683	2,058	1,503	1,293	1,208	1,243	12,378
MCV PPA: Consumers has a PPA with the MCV Partnership giving Consumers the right to purchase up to 1,240 MW of capacity and energy produced by the MCV Facility through May 2030. The MCV PPA provides for:
•a capacity charge of $10.14 per MWh of available capacity through March 2025 and $5.00 per MWh of available capacity from March 2025 through the termination date of the PPA
•a fixed energy charge of $6.30 per MWh for on-peak hours and $6.00 for off-peak hours
•a variable energy charge based on the MCV Partnership’s cost of production for energy delivered to Consumers
•a $5 million annual contribution by the MCV Partnership to a renewable resources program through March 2025
Capacity and energy charges under the MCV PPA were $360 million in 2025, $358 million in 2024, and $340 million in 2023.
In September 2025, Consumers entered into a new ten‑year PPA with the MCV Partnership for the purchase of up to 1,240 MW of capacity and associated energy from the MCV Facility, effective June 1, 2030. Under the terms of the new agreement, Consumers will pay a monthly capacity charge of $5.00 per MWh of available capacity. Energy payments include a fixed component designed to recover non-fuel operating costs and a variable component based on the MCV Partnership’s cost of production for energy delivered to Consumers. The agreement, which is subject to MPSC approval, supports Consumers’ ongoing resource adequacy and energy supply planning efforts.
Other PPAs: Consumers has PPAs expiring through 2060 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. Capacity and energy charges under these PPAs were $603 million in 2025, $565 million in 2024, and $498 million in 2023. In addition, CMS Energy and Consumers account for several of their PPAs as leases. See Note 9, Leases for more information about CMS Energy’s and Consumers’ lease obligations.

5:    Financings and Capitalization
Presented in the following table is CMS Energy’s long-term debt at December 31:

In Millions, Except Interest Rate and Maturity
	Interest Rate (%)		Maturity	2025	2024
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	3.600		2025	$—	$250
	3.000		2026	300	300
	2.950		2027	275	275
	3.450		2027	350	350
	4.700		2043	250	250
	4.875		2044	300	300
				$1,475	$1,725
Convertible senior notes[1]	3.375	[2]	2028	$800	$800
	3.125	[3]	2031	1,000	—
				$1,800	$800
Junior subordinated notes[4]	4.750	[5]	2050	$500	$500
	3.750	[6]	2050	400	400
	6.500	[7]	2055	1,000	—
	5.625		2078	200	200
	5.875		2078	280	280
	5.875		2079	630	630
				$3,010	$2,010
Term loan facilities	variable		2025	$—	$90
	variable		2025	—	400
				$—	$490
Total CMS Energy, parent only				$6,285	$5,025
CMS Energy subsidiaries
Consumers				$12,196	$11,370
NorthStar Clean Energy
Revolving credit facility	variable	[8]	2028	235	150
Construction financing agreement[9]	variable		Five years after conversion date	223	—
Total principal amount outstanding				$18,939	$16,545
Current amounts				(950)	(1,192)
Unamortized discounts				(28)	(29)
Unamortized issuance costs				(154)	(130)
Total CMS Energy long-term debt				$17,807	$15,194
1Holders of the convertible senior notes may convert their notes at their option in accordance with the conditions outlined in the related indentures. CMS Energy will settle conversions of the notes in accordance with the terms outlined in the related indentures. The conversion rate will be subject to adjustment for anti‑dilutive events and fundamental change and redemption provisions as described in the related indentures. There are no sinking fund requirements for the notes.
2At December 31, 2025, the conversion price for the notes was $73.61 per share of common stock. Unamortized debt costs associated with this issuance were $6 million at December 31, 2025 and $9 million at December 31, 2024.
3At December 31, 2025, the conversion price for the notes was $90.61 per share of common stock. Unamortized debt costs associated with this issuance were $12 million at December 31, 2025.
4These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.
5On June 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five‑year treasury rate plus 4.116 percent.
6On December 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five‑year treasury rate plus 2.900 percent.
7On June 1, 2035, and every five years thereafter, the notes will reset to an interest rate equal to the five‑year treasury rate plus 1.961 percent.
8Loans under this facility have an interest rate of one-month Term SOFR plus 1.750 percent less an adjustment of 0.050 percent for green credit advances. At December 31, 2025, the weighted-average interest rate for the loans issued under this facility was 5.436 percent.
9Loans under this facility have an interest rate of one-month Term SOFR plus 2.250 percent. At December 31, 2025, the weighted-average interest rate for the loans issued under this facility was 6.476 percent. At completion of project construction, scheduled for the first half of 2026, a portion of this financing will convert into a term loan that will mature five years after the conversion date.

Presented in the following table is Consumers’ long-term debt at December 31:

In Millions, Except Interest Rate and Maturity
	Interest Rate (%)	Maturity		2025	2024
Consumers
First mortgage bonds	5.240		2026	$115	$115
	3.680		2027	100	100
	3.390		2027	35	35
	4.650		2028	425	425
	3.800		2028	300	300
	4.900		2029	500	500
	5.070		2029	50	50
	4.600		2029	600	600
	4.700		2030	700	700
	4.500		2031	500	—
	5.170		2032	95	95
	3.600		2032	350	350
	3.180		2032	100	100
	4.625		2033	700	700
	5.050		2035	625	—
	5.800		2035	175	175
	5.380		2037	140	140
	3.520		2037	335	335
	4.010		2038	215	215
	6.170		2040	50	50
	4.970		2040	50	50
	4.310		2042	263	263
	3.950		2043	425	425
	4.100		2045	250	250
	3.250		2046	450	450
	3.950		2047	350	350
	4.050		2048	550	550
	4.350		2049	550	550
	3.750		2050	300	300
	3.100		2050	550	550
	3.500		2051	575	575
	2.650		2052	300	300
	4.200		2052	450	450
	3.860		2052	50	50
	4.280		2057	185	185
	2.500		2060	525	525
	4.350		2064	250	250
	variable	[1]	2069	76	76
	variable	[1]	2070	134	134
	variable	[1]	2070	127	127
				$12,520	$11,395

In Millions, Except Interest Rate and Maturity
	Interest Rate (%)	Maturity			2025	2024
Tax-exempt revenue bonds	0.875	[2]	2035		$35	$35
	3.350	[3]	2049		75	75
					$110	$110
2014 Securitization bonds	3.528	[4]	2029	[5]	$81	$112
2023 Securitization bonds	5.281	[6]	2028-2031	[5]	504	588
					$585	$700
Total principal amount outstanding					$13,215	$12,205
Current amounts					(573)	(452)
Long-term debt – related parties[7] principal amount outstanding			2043-2060		(1,019)	(835)
Unamortized discounts					(26)	(27)
Unamortized issuance costs					(73)	(73)
Total long-term debt					$11,524	$10,818
1The variable-rate bonds bear interest quarterly at a rate of three‑month SOFR minus 0.038 percent, subject to a zero‑percent floor. At December 31, 2025, the interest rates were 3.685 percent for bonds due September 2069, 3.851 percent for bonds due May 2070, and 3.897 percent for bonds due October 2070. The interest rate for the variable-rate bonds at December 31, 2024 were 4.320 percent, 4.483 percent, and 4.551 percent, respectively. The holders of these variable-rate bonds may put them to Consumers for redemption on certain dates prior to their stated maturity, including dates within one year of December 31, 2025.
2The interest rate on these tax-exempt revenue bonds will reset on October 8, 2026.
3The interest rate on these tax‑exempt revenue bonds will reset on October 1, 2027.
4The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2014 Securitization Funding, was 3.528 percent at December 31, 2025 and 2024.
5Principal and interest payments are made semiannually.
6The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2023 Securitization Funding, was 5.281 percent at December 31, 2025 and 5.322 percent at December 31, 2024.
7Long-term debt – related parties reflects Consumers’ outstanding debt held by its parent as a result of CMS Energy’s repurchase of Consumers’ first mortgage bonds. Unamortized discounts associated with the repurchase of Consumers’ first mortgage bonds were $5 million at December 31, 2025 and 2024. Unamortized issuance costs were $9 million at December 31, 2025 and $7 million at December 31, 2024.

Financings: Presented in the following table is a summary of major long-term debt issuances during 2025:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Junior subordinated notes	$1,000	6.500	February 2025	June 2055
Term loan credit agreement	110	variable	February 2025	December 2025
Convertible senior notes	1,000	3.125	November 2025	May 2031
Total CMS Energy, parent only	$2,110
NorthStar Clean Energy
Construction financing agreement	$223	variable	February 2025	Five years after conversion date
Total NorthStar Clean Energy	$223
Consumers
First mortgage bonds	$500	4.500	May 2025	January 2031
First mortgage bonds	625	5.050	May 2025	May 2035
Total Consumers	$1,125
Total CMS Energy	$3,458
Retirements: Presented in the following table is a summary of major long-term debt retirements during 2025:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Term loan credit agreement	$400	variable	February 2025	September 2025
Term loan credit agreement	200	variable	February 2025	December 2025
Senior notes	250	3.600	November 2025	November 2025
Total CMS Energy, parent only	$850
Total CMS Energy	$850
CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $184 million during 2025 in exchange for cash of $109 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $72 million during 2025, which was recorded in other income on CMS Energy’s consolidated statements of income. Interest expense related to the repurchased bonds was $28 million for the year ended December 31, 2025, which was recorded in interest expense – related parties on Consumers’ consolidated statements of income.
In 2024, CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $404 million in exchange for cash of $289 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds resulted in a pre-tax gain of $110 million for the year ended December 31, 2024. Interest expense related to the repurchased bonds was $19 million for the year ended December 31, 2024.
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
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. Its short-term authorization ends on May 2, 2026. In January 2026, Consumers filed an application with FERC for authority to issue long-term and short-term debt securities between May 1, 2026 and April 30, 2028.
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
Debt Maturities: At December 31, 2025, the aggregate annual maturities for long-term debt for the next five years, based on stated maturities or earlier put dates, were:

In Millions
	2026	2027	2028	2029	2030
CMS Energy, including Consumers
Long-term debt
CMS Energy, parent only	$300	$625	$800	$—	$—
NorthStar Clean Energy	77	—	235	—	—
Consumers	573	263	843	1,256	812
Total CMS Energy	$950	$888	$1,878	$1,256	$812
Consumers
Long-term debt	$573	$263	$843	$1,256	$812

Credit Facilities: The following credit facilities with banks were available at December 31, 2025:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
Unsecured revolving credit facility, expiring November 2030[1]	$750	$—	$35	$715
Unsecured letter of credit facility, expiring September 2026	50	—	50	—
NorthStar Clean Energy
Secured revolving credit facility, expiring May 2028[2]	$250	$235	$10	$5
Secured letter of credit facility, expiring September 2028[3]	37	—	37	—
Secured letter of credit facility[4]	19	—	12	7
Consumers
Secured revolving credit facility, expiring November 2030[5,6]	$1,100	$—	$6	$1,094
Secured revolving credit facility, expiring November 2028[5,6]	300	—	—	300
Secured letter of credit facility, expiring May 2027[5]	100	—	100	—
Unsecured letter of credit facility, expiring March 2028	50	—	43	7
Unsecured letter of credit facility[7]	100	—	97	3
Unsecured letter of credit facility[7]	100	—	100	—
1There were no borrowings under this facility during the year ended December 31, 2025.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At December 31, 2025, the net book value of the pledged equity interests was $514 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default.
3This letter of credit facility is available to a subsidiary of Aviator Wind Equity Holdings and is secured by assets of Aviator Wind. For more information regarding Aviator Wind Equity Holdings and Aviator Wind, see Note 19, Variable Interest Entities.
4The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy. The letter of credit facility is secured under a construction-to-term financing agreement and will expire five years after the term conversion date.
5Obligations under these facilities are secured by first mortgage bonds of Consumers.
6There were no borrowings under these facilities during the year ended December 31, 2025.
7Uncommitted letter of credit facility with automatic renewal provisions and therefore no expiration.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2025, there were no commercial paper notes outstanding under this program.
In December 2025, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term SOFR minus 0.100 percent. At December 31, 2025, outstanding borrowings under the agreement were $340 million bearing interest at 3.859 percent, recorded as current notes payable – related parties on Consumers’ consolidated balance sheets.
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
Presented in the following table is the activity under NorthStar Clean Energy’s supplier financing program during the year ended December 31, 2025

In Millions
Year Ended December 31	2025	2024
Balance of payables under suppler financing program at beginning of period	$22	$—
Payables confirmed	158	22
Payments and other adjustments	(102)	—
Balance of payables under suppler financing program at end of period	$78	$22
Dividend Restrictions: At December 31, 2025, payment of dividends by CMS Energy on its common stock was limited to $8.9 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at December 31, 2025, Consumers had $2.5 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the year ended December 31, 2025, Consumers paid $898 million in dividends on its common stock to CMS Energy.

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
As of December 31, 2024, CMS Energy had 0.4 million shares contracted under forward sale agreements at a weighted average initial forward price of $69.43 per share. During the year ended December 31, 2025, CMS Energy entered into forward sale agreements for approximately 6.7 million shares at a weighted average initial forward price of $71.08 per share. During the same period, CMS Energy settled forward sale contracts under this program by issuing approximately 7.0 million shares at a weighted average price of $71.16 per share, resulting in net proceeds of $497 million. Following these transactions, outstanding forward contracts under the program have an aggregate sales price of $8 million, maturing November 30, 2026.
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of December 31, 2025, it would not have been required to deliver shares or pay cash.
Preferred Stock: CMS Energy’s Series C preferred stock is traded on the New York Stock Exchange under the symbol CMS PRC. Depositary shares represent a 1/1000th interest in a share of its Series C preferred stock. The Series C preferred stock has no maturity or mandatory redemption date and is not redeemable at the option of the holders. CMS Energy may, at its option, redeem the Series C preferred stock, in whole or in part, at any time on or after July 15, 2026. The Series C preferred stock ranks senior to CMS Energy’s common stock with respect to dividend rights and distribution rights upon liquidation. Presented in the following table are details of CMS Energy’s Series C preferred stock at December 31, 2025 and 2024:

	Depositary Share Par Value	Depositary Share Optional Redemption Price	Number of Depositary Shares Authorized	Number of Depositary Shares Outstanding
Cumulative, redeemable perpetual	$25	$25	9,200,000	9,200,000

Preferred Stock of Subsidiary: Consumers’ preferred stock is traded on the New York Stock Exchange under the symbol CMS-PB. Presented in the following table are details of Consumers’ preferred stock at December 31, 2025 and 2024:

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

In Millions
	CMS Energy, including Consumers		Consumers
December 31	2025	2024	2025	2024
Assets[1]
Cash equivalents	$154	$27	$—	$—
Restricted cash equivalents	106	75	86	75
Nonqualified deferred compensation plan assets	36	34	27	25
Derivative instruments	2	2	2	2
Total assets	$298	$138	$115	$102
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$36	$34	$27	$25
Derivative instruments	3	—	—	—
Total liabilities	$39	$34	$27	$25
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
In February 2025, a subsidiary of NorthStar Clean Energy entered into floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with interest payments on certain future long‑term variable-rate debt. The interest rate swaps economically hedge the future variability of interest payments on debt with a notional amount of $109 million. Gains or losses on these swaps are reported in other expense on CMS Energy’s consolidated statements of income. The amount recorded in other expense was $3 million for the year ended December 31, 2025. The fair value of these swaps recorded in other non-current liabilities on CMS Energy’s consolidated balance sheets totaled $3 million at December 31, 2025.
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

In Millions
	December 31, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$7	$6	$—	$—	$6	$9	$8	$—	$—	$8
Liabilities
Long-term debt[2]	18,757	17,645	2,042	13,663	1,940	16,386	14,876	1,018	11,952	1,906
Long-term payables[3]	7	7	—	—	7	9	9	—	—	9
Consumers
Assets
Long-term receivables[1]	$7	$6	$—	$—	$6	$9	$8	$—	$—	$8
Notes receivable – related party[4]	90	90	—	—	90	94	94	—	—	94
Liabilities
Long-term debt[5]	12,097	11,031	—	9,091	1,940	11,270	9,940	—	8,034	1,906
Long-term debt – related party[6]	1,005	657	—	657	—	823	549	—	549	—
Long-term payables	2	2	—	—	2	4	4	—	—	4
1Includes current portion of long-term accounts receivable and notes receivable of $3 million at December 31, 2025 and $4 million at December 31, 2024.

2Includes current portion of long-term debt of $950 million at December 31, 2025 and $1.2 billion at December 31, 2024.
3Includes current portion of long-term payables of $2 million at December 31, 2025 and 2024.
4Includes current portion of notes receivable – related party of $7 million at December 31, 2025 and 2024. For more information on notes receivable – related party, see Note 18, Related-party Transactions—Consumers
5Includes current portion of long-term debt of $573 million at December 31, 2025 and $452 million at December 31, 2024.
6For more information on CMS Energy’s repurchases of Consumers’ first mortgage bonds, see Note 5, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.
Notes receivable – related party represents Consumers’ portion of the DB SERP demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.

8:    Plant, Property, and Equipment
Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

In Millions, Except as Noted
December 31	Estimated Depreciable Life in Years	2025	2024
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3 – 125	$36,120	$33,434
NorthStar Clean Energy
Independent power production[1]	3 – 40	1,585	1,452
Assets under finance leases[2]		55	45
Other	3 – 5	3	1
Plant, property, and equipment, gross		$37,763	$34,932
Construction work in progress		3,052	2,098
Accumulated depreciation and amortization		(10,135)	(9,569)
Total plant, property, and equipment[3]		$30,680	$27,461
Consumers
Plant, property, and equipment, gross
Electric
Generation[4]	15 – 125	$7,171	$6,576
Distribution	15 – 75	13,360	12,135
Other	5 – 55	1,209	1,307
Assets under finance leases[2]		131	119
Gas
Distribution	20 – 85	8,553	7,942
Transmission	17 – 75	3,236	3,081
Underground storage facilities[5]	29 – 75	1,535	1,405
Other	5 – 55	886	828
Assets under finance leases[2]		8	12
Other non-utility property	3 – 51	31	29
Plant, property, and equipment, gross		$36,120	$33,434
Construction work in progress[6]		2,354	1,766
Accumulated depreciation and amortization		(9,842)	(9,310)
Total plant, property, and equipment[3]		$28,632	$25,890
1A portion of independent power production assets are leased to others under operating leases. For information regarding CMS Energy’s operating leases of owned assets, see Note 9, Leases.
2For information regarding the amortization terms of CMS Energy’s and Consumers’ assets under finance leases, see Note 9, Leases.
3Consumers’ plant additions were $3.1 billion for the year ended December 31, 2025 and $2.1 billion for the year ended December 31, 2024. Consumers’ plant retirements were $387 million for the year ended December 31, 2025 and $390 million for the year ended December 31, 2024.

4Includes 13 hydroelectric dams that Consumers has agreed to sell, contingent upon MPSC and FERC approval. For more information, see Note 20, Exit Activities and Asset Sales.
5Underground storage includes base natural gas of $24 million at December 31, 2025 and $26 million for the year ended December 31, 2024. Base natural gas is not subject to depreciation.
6For the year ended December 31, 2025, Consumers fully impaired certain development assets totaling $20 million. Of this amount, $15 million relates to two early-phase renewable natural gas development projects that have been paused indefinitely. The remaining impairment charge was deferred as a regulatory asset and will be recovered through the Renewable Energy Plan.
Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about Consumers’ intangible assets:

In Millions, Except as Noted
Description	Amortization Life in Years	December 31, 2025		December 31, 2024
		Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
Consumers
Software development	3 – 15	$649	$492	$679	$481
Rights of way	50 – 85	274	72	253	68
Franchises and consents	5 – 50	16	12	16	11
Leasehold improvements	various[2]	15	9	13	7
Other intangibles	various	33	17	28	16
Total		$987	$602	$989	$583
1Consumers’ intangible asset additions were $62 million for the year ended December 31, 2025 and $90 million for the year ended December 31, 2024. Consumers’ intangible asset retirements were $64 million for the year ended December 31, 2025 and $153 million for the year ended December 31, 2024.
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

Years Ended December 31	2025	2024	2023
Electric	6.9%	6.9%	6.5%
Gas	5.9	5.8	5.8
Assets Under Finance Leases: Presented in the following table are further details about changes in CMS Energy’s and Consumers’ assets under finance leases:

In Millions
Years Ended December 31	2025	2024
CMS Energy, including Consumers
Balance at beginning of period	$176	$136
Additions	53	55
Net retirements and other adjustments	(36)	(15)
Balance at end of period	$193	$176
Consumers
Balance at beginning of period	$131	$112
Additions	22	34
Net retirements and other adjustments	(15)	(15)
Balance at end of period	$138	$131
Assets under finance leases are presented as gross amounts. CMS Energy’s, including Consumers’, accumulated amortization of assets under finance leases was $53 million at December 31, 2025 and $57 million at December 31, 2024. Consumers’ accumulated amortization of assets under finance leases was $48 million at December 31, 2025 and $55 million at December 31, 2024.
Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

In Millions
Years Ended December 31	2025	2024
CMS Energy, including Consumers
Utility plant assets	$9,838	$9,307
Non-utility plant assets	297	262
Consumers
Utility plant assets	$9,838	$9,307
Non-utility plant assets	4	3
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

Years Ended December 31	2025	2024	2023
Electric utility property	3.6%	3.6%	3.8%
Gas utility property	2.5	2.5	2.8
Other property	7.0	7.1	7.8
CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.
Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

In Millions
Years Ended December 31	2025	2024	2023
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$1,099	$1,041	$1,050
Amortization expense
Software	75	81	92
Other intangible assets	7	5	5
Other regulatory assets	8	2	—
Securitized regulatory assets	117	111	33
Total depreciation and amortization expense	$1,306	$1,240	$1,180
Consumers
Depreciation expense – plant, property, and equipment	$1,047	$992	$1,007
Amortization expense
Software	75	81	92
Other intangible assets	7	5	5
Other regulatory assets	8	2	—
Securitized regulatory assets	117	111	33
Total depreciation and amortization expense	$1,254	$1,191	$1,137
Presented in the following table is Consumers’ estimated amortization expense on intangible assets for each of the next five years:

In Millions
	2026	2027	2028	2029	2030
Consumers
Intangible asset amortization expense	$77	$66	$55	$50	$49

Jointly Owned Regulated Utility Facilities
Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2025:

In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,726	$620	$481
Accumulated provision for depreciation	(916)	(253)	(97)
Plant under construction	—	37	17
Net investment	$810	$404	$401
Consumers includes its share of the direct expenses of the jointly owned plants in operating expenses. Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest. Consumers is required to provide only its share of financing for the jointly owned utility facilities.
Consumers plans to retire J.H. Campbell and, in 2022, removed an amount representing the projected remaining book value of the electric generating units upon their retirement from total plant, property, and equipment and recorded it as a regulatory asset on its consolidated balance sheets. The retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. For additional details, see Note 3, Regulatory Matters.
Consumers and DTE Electric engaged in litigation with TAES and Toshiba related to TAES’ incomplete, defective, and nonconforming work during a major overhaul and upgrade of Ludington. For additional details on this dispute, see Note 4, Contingencies and Commitments—Ludington Overhaul Contract Dispute.
9:    Leases
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
Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
	CMS Energy, including Consumers		Consumers
December 31	2025	2024	2025	2024
Operating leases
Right-of-use assets[1]	$22	$24	$18	$20
Lease liabilities
Current lease liabilities[2]	3	3	3	3
Non-current lease liabilities[3]	19	21	15	17
Finance leases
Right-of-use assets	140	119	90	76
Lease liabilities[4]
Current lease liabilities	6	4	6	4
Non-current lease liabilities	135	112	81	69
Weighted-average remaining lease term (in years)
Operating leases	20	20	20	19
Finance leases	24	26	19	22
Weighted-average discount rate
Operating leases	5.3%	5.3%	5.4%	5.4%
Finance leases[5]	5.9%	5.8%	4.9%	4.8%
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
4Includes related-party lease liabilities of $22 million, of which $1 million was current, at December 31, 2025 and 2024.
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

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
Years Ended December 31	2025	2024
CMS Energy, including Consumers
Operating lease costs	$4	$6
Finance lease costs
Amortization of right-of-use assets	8	6
Interest on lease liabilities	18	16
Variable lease costs	115	107
Short-term lease costs	25	13
Total lease costs	$170	$148
Consumers
Operating lease costs	$4	$5
Finance lease costs
Amortization of right-of-use assets	6	5
Interest on lease liabilities	14	13
Variable lease costs	115	107
Short-term lease costs	24	12
Total lease costs	$163	$142
Presented in the following table is supplemental cash flow information related to CMS Energy’s and Consumers’ lease liabilities:

In Millions
Years Ended December 31	2025	2024
CMS Energy, including Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$4	$6
Cash used in operating activities for finance leases	17	15
Cash used in financing activities for finance leases	5	6
Lease liabilities arising from obtaining right-of-use assets
Operating leases	1	3
Finance leases	22	55
Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$4	$5
Cash used in operating activities for finance leases	14	13
Cash used in financing activities for finance leases	6	5
Lease liabilities arising from obtaining right-of-use assets
Operating leases	1	1
Finance leases	22	34

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases:

In Millions
		Finance Leases
December 31, 2025	Operating Leases	Pipelines and PPAs	Land and Other	Total
CMS Energy, including Consumers
2026	$4	$17	$6	$23
2027	2	17	6	23
2028	2	17	5	22
2029	2	17	6	23
2030	1	17	6	23
2031 and thereafter	27	2	200	202
Total minimum lease payments	$38	$87	$229	$316
Less discount	16	42	133	175
Present value of minimum lease payments	$22	$45	$96	$141
Consumers
2026	$4	$17	$3	$20
2027	2	17	3	20
2028	1	17	2	19
2029	1	17	2	19
2030	1	17	2	19
2031 and thereafter	22	2	72	74
Total minimum lease payments	$31	$87	$84	$171
Less discount	13	42	42	84
Present value of minimum lease payments	$18	$45	$42	$87
Lessor
CMS Energy and Consumers are the lessor under power sales and natural gas delivery agreements that are accounted for as leases.
CMS Energy has power sales agreements that are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the year ended December 31, 2025, lease revenue from these power sales agreements was $149 million, which included variable lease payments of $105 million. For the year ended December 31, 2024, lease revenue from these power sales agreements was $105 million, which included variable lease payments of $61 million. These non-cancelable operating leases expire in 2026; remaining minimum rental payments amount to $18 million.
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. This agreement is accounted for as a direct finance lease and will automatically extend annually unless terminated by either party. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Minimum rental payments to be received under Consumers’ direct financing lease are $1 million for each of the next five years and $6 million for the years thereafter. The lease receivable was $5 million as of December 31, 2025, which does not include unearned income of $5 million.

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
Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

ARO Description	Long-lived Assets
Closure of coal ash disposal areas	Generating plants coal ash areas
Gas distribution cut, purge, and cap	Gas distribution mains and services
Asbestos abatement	Electric and gas utility plant
Closure of renewable generation assets	Wind and solar generation facilities
Capping and partial filling of water intake line	Generating plant water intake line
Gas wells plug and abandon	Gas transmission and storage
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
In response to the new rule, Consumers has been performing its review of legacy impoundments and of other aspects of the 2024 rule in accordance with the timelines prescribed by the rule, including the requirement to determine and report the presence of any CCR management units to the EPA by February 2027. Consumers has been recording incremental AROs for legacy impoundments and CCR management units when a reasonable estimate of the fair value of the associated costs can be made, and the ultimate amount of any resulting ARO could be material. In February 2026, the EPA issued a final rule extending the compliance milestone schedule for CCR management units. This extension does not have a material impact on Consumers’ compliance strategy. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/2024	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2025
CMS Energy, including Consumers
Consumers	$694	$27	$(73)	$32	$73		$753
Renewable generation assets	34	4	—	1	—		39
Total CMS Energy	$728	$31	$(73)	$33	$73		$792
Consumers
Coal ash disposal areas	$230	$—	$(37)	$10	$60	[1]	$263
Gas distribution cut, purge, and cap	295	10	(13)	15	—		307
Asbestos abatement	37	—	(2)	2	—		37
Renewable generation assets	105	17	—	3	—		125
Generating plant water intake line	—	—	—	1	18	[2]	19
Gas wells plug and abandon	27	—	(21)	1	(5)		2
Total Consumers	$694	$27	$(73)	$32	$73		$753
1    The increase in the AROs associated with coal ash disposal areas was primarily the result of incremental remedies required by EGLE for certain ash disposal ponds and incremental AROs recorded in response to reviews of legacy CCR impoundments.
2    The increase in AROs associated with water intake lines, which were previously immaterial, was primarily the result of changes in the expected scope of required capping following the finalization of decommissioning plans with the local jurisdiction.

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

11:    Retirement Benefits
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
DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from 5 percent to 10 percent of base pay, depending on years of service and employee class. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $57 million for the year ended December 31, 2025, $53 million for the year ended December 31, 2024, and $51 million for the year ended December 31, 2023. DCCP expense for Consumers was $55 million for the year ended December 31, 2025, $52 million for the year ended December 31, 2024, and $50 million for the year ended December 31, 2023.
DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets and ABO for CMS Energy’s and Consumers’ DB SERP:

In Millions
Years Ended December 31	2025	2024
CMS Energy, including Consumers
Trust assets	$122	$127
ABO	104	105
Consumers
Trust assets	$92	$95
ABO	76	76

Neither CMS Energy nor Consumers made any contributions to the DB SERP in 2025 or 2024.
DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $18 million at December 31, 2025 and $17 million at December 31, 2024. DC SERP assets are included in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $1 million for the years ended December 31, 2025, 2024, and 2023.
401(k) Plan: The 401(k) plan employer match equals 4 to 6 percent of employee eligible contributions based on an employee’s wages and class. The total 401(k) plan cost for CMS Energy, including Consumers, was $46 million for the year ended December 31, 2025, and $41 million for the years ended December 31, 2024 and 2023. The total 401(k) plan cost for Consumers was $44 million for the year ended December 31, 2025, $39 million for the year ended December 31, 2024, and $40 million for the year ended December 31, 2023.
Health-related OPEB Plan: Participants in the health-related OPEB Plan include regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service and hired before January 1, 2007 for non-union participants and hired before September 1, 2010 for union participants. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the health-related OPEB Plan if hired before January 1, 2007 for non-union participants and hired before September 1, 2010 for union participants. Retiree health care costs were based on the assumption that costs would increase 8.00 percent in 2026 and 8.50 percent in 2025 for those under 65 and would increase 9.75 percent in 2026 and 10.25 percent in 2025 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2034 and thereafter for all retirees.

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s, including Consumers’, retirement benefit plans to determine benefit obligations and net periodic benefit cost:

December 31	2025	2024	2023
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A	5.58%	5.73%	5.05%
DB Pension Plan B	5.28	5.59	4.95
DB SERP	5.22	5.56	4.94
OPEB Plan	5.50	5.69	5.02
Rate of compensation increase
DB Pension Plan A	3.70	3.70	3.60
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,3]
DB Pension Plan A	5.77%	5.08%	5.27%
DB SERP[4]	—	—	5.18
OPEB Plan	5.85	5.12	5.31
Interest cost discount rate[2,3]
DB Pension Plan A	5.43	4.93	5.12
DB Pension Plan B	5.30	4.87	5.06
DB SERP	5.29	4.87	5.06
OPEB Plan	5.39	4.91	5.10
Expected long-term rate of return on plan assets[5]
DB Pension Plans	7.30	7.50	7.20
OPEB Plan	7.15	7.50	7.20
Rate of compensation increase
DB Pension Plan A	3.70	3.60	3.60
DB SERP[4]	—	—	5.50
1The mortality assumption for benefit obligations and net periodic benefit cost was based on the Pri-2012 Mortality Table, with improvement scale MP-2021.
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
4The last active participant in the DB SERP retired in 2023. Thus, the determination of the associated net periodic benefit cost no longer assumes a service cost discount rate nor a rate of compensation increase.
5CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 7.30 percent in 2025. The actual return on the assets of the DB Pension Plans was 12.7 percent in 2025, 3.6 percent in 2024, and 12.6 percent in 2023.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2025	2024	2023	2025	2024	2023
CMS Energy, including Consumers
Net periodic credit
Service cost	$25	$28	$29	$8	$11	$12
Interest cost	114	109	112	43	43	44
Expected return on plan assets	(229)	(234)	(220)	(111)	(115)	(103)
Amortization of:
Net loss	11	12	12	3	4	12
Prior service cost (credit)	4	4	4	(34)	(31)	(41)
Settlement loss	11	11	11	—	—	—
Net periodic credit	$(64)	$(70)	$(52)	$(91)	$(88)	$(76)
Consumers
Net periodic credit
Service cost	$24	$27	$28	$8	$11	$11
Interest cost	106	102	105	42	41	42
Expected return on plan assets	(215)	(221)	(208)	(104)	(107)	(95)
Amortization of:
Net loss	10	11	11	3	4	12
Prior service cost (credit)	4	4	4	(33)	(30)	(40)
Settlement loss	11	11	11	—	—	—
Net periodic credit	$(60)	$(66)	$(49)	$(84)	$(81)	$(70)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years. At December 31, 2025, CMS Energy, including Consumers, had deferred $3 million of pension costs and $6 million of OPEB credits under this mechanism related to 2025 expense. At December 31, 2024, CMS Energy, including Consumers, had deferred $15 million of pension credits and $11 million of OPEB credits under this mechanism related to 2024 expense. At December 31, 2023, CMS Energy, including Consumers, had deferred $11 million of pension credits and $23 million of OPEB costs under this mechanism related to 2023 expense.
CMS Energy and Consumers amortize net gains and losses in excess of 10 percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and over the average remaining life expectancy of participants for DB Pension Plan B. For DB Pension Plan A, the estimated period of amortization of gains and losses was seven years for the year ended December 31, 2025, and eight years for the years ended December 31, 2024 and 2023. For DB Pension Plan B, the estimated period of amortization of gains and losses was 17 years for the years ended

December 31, 2025, 2024, and 2023. For the OPEB Plan, the estimated amortization period was nine years for the years ended December 31, 2025, 2024, and 2023.
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

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefit plans with their retirement benefit plans’ liabilities:

In Millions
	DB Pension Plans				DB SERP		OPEB Plan
Years Ended December 31	2025	2024			2025	2024	2025	2024
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,094		$2,195		$105	$114	$831		$900
Service cost	25		28		—	—	8		11
Interest cost	109		104		5	5	43		43
Plan amendments	—		—		—	—	—		(25)
Actuarial loss (gain)	53	[1]	(91)	[1]	4	(4)	2	[1]	(40)	[1]
Benefits paid	(158)		(142)		(10)	(10)	(54)		(58)
Benefit obligation at end of period	$2,123		$2,094		$104	$105	$830		$831
Plan assets at fair value at beginning of period	$2,964		$3,004		$—	$—	$1,588		$1,559
Actual return on plan assets	371		102		—	—	197		86
Company contribution	—		—		10	10	—		—
Actual benefits paid	(158)		(142)		(10)	(10)	(52)		(57)
Plan assets at fair value at end of period	$3,177		$2,964		$—	$—	$1,733		$1,588
Funded status	$1,054	[2]	$870	[2]	$(104)	$(105)	$903		$757
Consumers
Benefit obligation at beginning of period					$76	$83	$801		$867
Service cost					—	—	8		11
Interest cost					4	4	42		41
Plan amendments					—	—	—		(24)
Actuarial loss (gain)					3	(4)	1	[1]	(38)	[1]
Benefits paid					(7)	(7)	(51)		(56)
Benefit obligation at end of period					$76	$76	$801		$801
Plan assets at fair value at beginning of period					$—	$—	$1,479		$1,453
Actual return on plan assets					—	—	184		80
Company contribution					7	7	—		—
Actual benefits paid					(7)	(7)	(50)		(54)
Plan assets at fair value at end of period					$—	$—	$1,613		$1,479
Funded status					$(76)	$(76)	$812		$678
1The actuarial losses for 2025 for the DB Pension Plans and OPEB Plans were primarily the result of lower discount rates. The actuarial gains for 2024 for the DB Pension Plans and OPEB Plan were primarily the result of higher discount rates.
2The total funded status of the DB Pension Plans attributable to Consumers, based on an allocation of expenses, was $1.0 billion at December 31, 2025 and $836 million at December 31, 2024.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

In Millions
December 31	2025	2024
CMS Energy, including Consumers
Non-current assets
DB Pension Plans	$1,054	$870
OPEB Plan	903	757
Current liabilities
DB SERP	10	10
Non-current liabilities
DB SERP	94	95
Consumers
Non-current assets
DB Pension Plans	$1,009	$836
OPEB Plan	812	678
Current liabilities
DB SERP	7	7
Non-current liabilities
DB SERP	69	69
The ABO for the DB Pension Plans was $1.9 billion at December 31, 2025 and $1.9 billion at December 31, 2024. At December 31, 2025 and 2024, the PBO and ABO did not exceed plan assets for any of the defined benefit pension plans.

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets see Note 3, Regulatory Matters.

In Millions
	DB Pension Plans and DB SERP		OPEB Plan
December 31	2025	2024	2025	2024
CMS Energy, including Consumers
Regulatory assets
Net loss	$548	$653	$93	$176
Prior service cost (credit)	9	12	(61)	(94)
Regulatory assets	$557	$665	$32	$82
AOCI
Net loss (gain)	57	60	(7)	(3)
Prior service credit	—	—	(2)	(2)
Total amounts recognized in regulatory assets and AOCI	$614	$725	$23	$77
Consumers
Regulatory assets
Net loss	$548	$653	$93	$176
Prior service cost (credit)	9	12	(61)	(94)
Regulatory assets	$557	$665	$32	$82
AOCI
Net loss	18	15	—	—
Total amounts recognized in regulatory assets and AOCI	$575	$680	$32	$82

Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s, including Consumers’, DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

In Millions
	DB Pension Plans
	December 31, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and short-term investments	$162	$162	$—	$148	$148	$—
Mutual funds	—	—	—	—	—	—
	$162	$162	$—	$148	$148	$—
Pooled funds	3,015			2,816
Total	$3,177			$2,964

In Millions
	OPEB Plan
	December 31, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and short-term investments	$72	$72	$—	$35	$35	$—
U.S. government and agencies securities	15	—	15	13	—	13
Corporate debt	69	—	69	68	—	68
State and municipal bonds	4	—	4	2	—	2
Foreign bonds	16	—	16	15	—	15
Common stocks	215	215	—	170	170	—
Mutual funds	75	75	—	53	53	—
	$466	$362	$104	$356	$258	$98
Pooled funds	1,267			1,232
Total	$1,733			$1,588
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
Common Stocks: Common stocks in the OPEB Plan consist of equity securities that are actively managed and tracked to the S&P 500 Index and MSCI All Country World ex‑US. These securities are valued at their quoted closing prices.
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
Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2025:

	DB Pension Plans	OPEB Plan
Fixed-income securities	39.2%	37.6%
Equity securities	38.7	42.4
Real asset investments	9.3	8.8
Return-seeking fixed income	7.1	5.6
Liquid alternative investments	4.3	3.7
Cash and cash equivalents	1.4	1.9
	100.0%	100.0%
CMS Energy’s target 2025 asset allocation for the assets of the DB Pension Plans was 40‑percent fixed income, 38‑percent equity, 11‑percent real assets, 7‑percent return-seeking fixed income, and 4‑percent liquid alternatives.
CMS Energy established union and non‑union VEBA trusts to fund future retiree health and life insurance benefits known as OPEB. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non‑utility subsidiaries. CMS Energy’s target 2025 asset allocation for OPEB trusts was 40‑percent fixed income, 38‑percent equity, 11‑percent real assets, 7‑percent return-seeking fixed income, and 4‑percent liquid alternatives.
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

Contributions: Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers made any contributions in 2025 or 2024, or plans to contribute to the DB Pension Plans or OPEB Plan in 2026. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.
Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five‑year period thereafter:

In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2026	$164	$10	$59
2027	165	10	61
2028	164	10	62
2029	164	9	62
2030	164	9	62
2031-2035	801	41	305
Consumers
2026	$154	$7	$57
2027	155	7	58
2028	154	7	59
2029	155	6	59
2030	154	6	60
2031-2035	756	29	292
Collective Bargaining Agreements: At December 31, 2025, unions represented 44 percent of CMS Energy’s employees and 45 percent of Consumers’ employees. The UWUA represents Consumers’ and NorthStar Clean Energy’s operating, maintenance, construction employees and Consumers’ customer contact center employees. The USW represents Consumers’ Zeeland plant employees. Consumers’ union agreements expire in 2030 and the majority of NorthStar Clean Energy’s represented employees have an agreement that expires in 2029.

12:    Stock-based Compensation
CMS Energy and Consumers provide a PISP to officers, employees, and non‑employee directors based on their contributions to the successful management of the company. The PISP has a ten‑year term, expiring in May 2030.
In 2025, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2025, 2024, or 2023.
Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2020 through May 2030. CMS Energy and Consumers may issue awards of up to 3,965,601 shares of common stock under the PISP as of December 31, 2025. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.
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
Performance-based restricted stock vesting is contingent on meeting at least a 36‑month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three‑year period. The awards granted in 2025, 2024, and 2023 require a 38‑month service period. Market-based restricted stock vesting is generally contingent on meeting a three‑year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three‑year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.
Restricted Stock Units: In 2025, 2024, and 2023, CMS Energy and Consumers granted restricted stock units to certain non‑employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2025.
Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2025	Number of Shares	Weighted-average Grant Date Fair Value Per Share	Number of Shares	Weighted-average Grant Date Fair Value Per Share
Nonvested at beginning of period	1,162,787	$59.34	1,081,573	$59.35
Granted
Restricted stock	523,663	50.19	480,258	49.86
Restricted stock units	18,491	56.80	17,713	56.80
Vested
Restricted stock	(450,699)	46.30	(424,830)	46.33
Restricted stock units	(27,035)	51.79	(25,994)	51.82
Forfeited – restricted stock	(38,364)	60.19	(36,119)	60.01
Nonvested at end of period	1,188,843	$60.36	1,092,601	$60.36

Year Ended December 31, 2025	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	118,842	109,242
Market-based awards	139,248	126,302
Performance-based awards	147,982	134,540
Restricted stock units	14,406	13,800
Dividends on market-based awards	13,484	12,472
Dividends on performance-based awards	14,458	13,389
Dividends on restricted stock units	4,085	3,913
Additional market-based shares based on achievement of condition	5,982	5,624
Additional performance-based shares based on achievement of condition	83,667	78,689
Total granted	542,154	497,971
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
The fair value of performance-based and time-lapse restricted stock and restricted stock units is based on the price of CMS Energy’s common stock on the grant date. The fair value of market-based restricted stock awards is calculated on the grant date using a Monte Carlo simulation. CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy common stock. The risk‑free rate for valuation of the market-based restricted stock awards was based on the three‑year U.S. Treasury yield at the award grant date.
Presented in the following table are the most significant assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2025	2024	2023
Expected volatility	20.7%	20.2%	30.3%
Expected dividend yield	3.1	3.5	2.9
Risk-free rate	4.2	4.1	3.9
Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

In Millions
Years Ended December 31	2025	2024	2023
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$50.19	$44.76	$52.62
Restricted stock units granted	56.80	52.43	50.32
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$49.86	$44.49	$52.42
Restricted stock units granted	56.80	52.46	50.34
Presented in the following table are amounts related to restricted stock awards and restricted stock units:

In Millions
Years Ended December 31	2025	2024	2023
CMS Energy, including Consumers
Fair value of shares that vested during the year	$33	$28	$20
Compensation expense recognized	25	27	28
Income tax benefit recognized	2	3	3
Consumers
Fair value of shares that vested during the year	$32	$27	$19
Compensation expense recognized	23	25	26
Income tax benefit recognized	2	3	2
At December 31, 2025, $28 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $26 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

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
Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
	Amount	Percent	Amount	Percent	Amount	Percent
Years Ended December 31	2025		2024		2023
CMS Energy, including Consumers
Income from continuing operations before income taxes	$1,248		$1,123		$954
Income tax expense at statutory rate	262	21.0%	236	21.0%	200	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal income tax effect[1]	77	6.2	58	5.1	40	4.2
Tax credits
Renewable energy tax credits	(68)	(5.4)	(71)	(6.4)	(55)	(5.8)
Other	(6)	(0.5)	(6)	(0.5)	(7)	(0.7)
Nontaxable or nondeductible items	3	0.2	4	0.4	3	0.3
Changes in unrecognized tax benefits	9	0.7	2	0.2	(11)	(1.2)
Other adjustments
TCJA excess deferred taxes	(42)	(3.4)	(43)	(3.8)	(40)	(4.2)
Deferred tax adjustment[2]	—	—	(16)	(1.4)	—	—
Taxes attributable to noncontrolling interests	15	1.2	12	1.1	17	1.8
Other, net	(4)	(0.3)	—	—	—	—
Income tax expense	$246		$176		$147
Effective tax rate		19.7%		15.7%		15.4%

In Millions, Except Tax Rate
	Amount	Percent	Amount	Percent	Amount	Percent
Years Ended December 31	2025		2024		2023
Consumers
Income from continuing operations before income taxes	$1,417		$1,209		$1,028
Income tax expense at statutory rate	298	21.0%	254	21.0%	216	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal income tax effect[1]	80	5.7	60	5.0	47	4.6
Tax credits
Renewable energy tax credits	(46)	(3.2)	(51)	(4.2)	(43)	(4.2)
Other	(6)	(0.4)	(6)	(0.5)	(7)	(0.7)
Nontaxable or nondeductible items	3	0.2	3	0.2	3	0.3
Changes in unrecognized tax benefits	9	0.6	1	0.1	(12)	(1.2)
Other adjustments
TCJA excess deferred taxes	(42)	(3.0)	(43)	(3.6)	(40)	(3.9)
Deferred tax adjustment[2]	—	—	(16)	(1.3)	—	—
Other, net	(8)	(0.6)	(2)	(0.2)	(3)	(0.2)
Income tax expense	$288		$200		$161
Effective tax rate		20.3%		16.5%		15.7%
1In June 2025, state deferred tax balances were increased by $12 million to reflect a change in Illinois tax policy that establishes nexus for Consumers. The policy change is effective for tax years beginning January 1, 2026. During 2023, CMS Energy initiated a plan to divest immaterial business activities in a non-Michigan jurisdiction and will no longer have a taxable presence within that jurisdiction. As a result of these actions, CMS Energy reversed a $13 million non-Michigan reserve, all of which was recognized at Consumers.
2During 2024, Consumers recognized a $16 million tax benefit resulting from the expiration of the statute of limitations associated with audit points for the 2018 and 2019 tax years.
State Income Tax Claim: In February 2025, CMS Energy received an adverse ruling from the Michigan Tax Tribunal in regards to the methodology of state apportionment for Consumers’ electricity sales to MISO. In March 2025, CMS Energy filed an appeal with the Michigan Court of Appeals and a hearing was held in February 2026. CMS Energy and Consumers have evaluated and concluded their uncertain tax positions associated with this matter to be sufficient as of December 31, 2025. While CMS Energy and Consumers expect the appeal to prevail, if it were to fail, the companies would be required to revise the estimated value of their state deferred tax liabilities, which could result in a material impact to their results of operations.
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
During 2025, CMS Energy sold renewable energy tax credits generated in 2025 and received proceeds of $36 million, all of which was recognized at Consumers. CMS Energy also received proceeds of $13 million during 2025 from the 2024 sale of renewable energy tax credits, all of which was recognized at Consumers. CMS Energy will receive an additional $32 million in 2026 from the renewable energy tax credits generated and sold in 2025, of which $10 million will be recognized at Consumers.
Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2025	2024	2023
CMS Energy, including Consumers
Current income taxes
Federal	$34	$34	$5
State and local	9	—	1
	$43	$34	$6
Deferred income taxes
Federal	107	70	107
State and local	100	76	38
	$207	$146	$145
Deferred income tax credit	(4)	(4)	(4)
Tax expense	$246	$176	$147
Consumers
Current income taxes
Federal	$207	$78	$3
State and local	33	7	2
	$240	$85	$5
Deferred income taxes
Federal	(27)	51	117
State and local	79	68	43
	$52	$119	$160
Deferred income tax credit	(4)	(4)	(4)
Tax expense	$288	$200	$161

Presented in the following table are income taxes paid:

In Millions
Years Ended December 31	2025	2024	2023
CMS Energy, including Consumers
Federal	$28	$27	$15
State	1	1	—
Total	$29	$28	$15
Consumers
Federal	$189	$57	$23
State	21	—	8
Total	$210	$57	$31
CMS Energy and Consumers are domiciled in the U.S. and are not subject to taxes in any foreign jurisdiction. State income taxes paid (net of refunds) are primarily attributable to the state of Michigan.

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2025	2024
CMS Energy, including Consumers
Deferred income tax assets
Net regulatory tax liability	$294	$307
Tax loss and credit carryforwards	139	258
Reserves and accruals	16	27
Total deferred income tax assets	$449	$592
Valuation allowance	(2)	(1)
Total deferred income tax assets, net of valuation allowance	$447	$591
Deferred income tax liabilities
Plant, property, and equipment	$(2,833)	$(2,682)
Employee benefits	(558)	(507)
Gas inventory	(24)	(38)
Securitized costs	(137)	(167)
Other	(147)	(122)
Total deferred income tax liabilities	$(3,699)	$(3,516)
Total net deferred income tax liabilities	$(3,252)	$(2,925)
Consumers
Deferred income tax assets
Net regulatory tax liability	$294	$307
Tax loss and credit carryforwards	18	37
Reserves and accruals	13	24
Total deferred income tax assets	$325	$368
Deferred income tax liabilities
Plant, property, and equipment	$(2,808)	$(2,658)
Employee benefits	(534)	(489)
Gas inventory	(24)	(38)
Securitized costs	(137)	(167)
Other	(23)	(69)
Total deferred income tax liabilities	$(3,526)	$(3,421)
Total net deferred income tax liabilities	$(3,201)	$(3,053)
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2025:

In Millions
	Tax Attribute	Expiration
CMS Energy, including Consumers
Michigan net operating loss carryforwards	$15	2030 – 2033
Arkansas net operating loss carryforwards	2	2033 - 2035
Local net operating loss carryforwards	2	2025 – 2040
General business credits[1]	120	2038 – 2045
Total tax attributes	$139
Consumers
Michigan net operating loss carryforwards	$10	2030 – 2033
General business credits[1]	8	2038 – 2045
Total tax attributes	$18
1General business credits comprise research and development tax credits and renewable energy tax credits that are not expected to be transferred to third parties.
CMS Energy has provided a valuation allowance of $2 million for state and local tax loss carryforwards. CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.
Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2025	2024	2023
CMS Energy, including Consumers
Balance at beginning of period	$24	$26	$28
Additions for current-year tax positions	2	1	1
Additions for prior-year tax positions	7	2	—
Reductions for lapse of statute of limitations	(4)	(5)	(3)
Balance at end of period	$29	$24	$26
Consumers
Balance at beginning of period	$32	$36	$36
Additions for current-year tax positions	1	6	1
Additions for prior-year tax positions	7	1	2
Reductions for lapse of statute of limitations	(4)	(11)	(3)
Balance at end of period	$36	$32	$36
If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years. One uncertain tax benefit relates to the methodology of state apportionment for Consumers’ electricity sales to MISO. CMS Energy has filed an appeal on an adverse ruling received from the Michigan Tax Tribunal on this methodology and a hearing was held in February 2026.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized immaterial interest and penalties for each of the years ended December 31, 2025, 2024, and 2023.
The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2022 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax returns for 2013 through 2016 and 2021 and subsequent years remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2025 were adequate for all years.
14:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Years Ended December 31	2025	2024	2023
Income available to common stockholders
Income from continuing operations	$1,002	$947	$807
Less loss attributable to noncontrolling interests	(69)	(56)	(79)
Less preferred stock dividends	10	10	10
Income from continuing operations available to common stockholders – basic and diluted	$1,061	$993	$876
Average common shares outstanding
Weighted-average shares – basic	300.4	297.6	291.2
Add dilutive nonvested stock awards	0.5	0.7	0.5
Add dilutive forward equity sale contracts	0.1	—	—
Weighted-average shares – diluted	301.0	298.3	291.7
Income from continuing operations per average common share available to common stockholders
Basic	$3.53	$3.34	$3.01
Diluted	3.53	3.33	3.01
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
Convertible Securities
CMS Energy has issued convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. Accordingly, the convertible senior notes were included in the computation of diluted EPS, but not in the computation of basic EPS. The impact to diluted EPS was de minimis.

15:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Year Ended December 31, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$5,578	$2,468	$—	$8,046
Other	—	—	259	259
Revenue recognized from contracts with customers	$5,578	$2,468	$259	$8,305
Leasing income	—	—	149	149
Financing income	10	6	—	16
Consumers alternative-revenue programs	50	19	—	69
Total operating revenue – CMS Energy	$5,638	$2,493	$408	$8,539
Consumers
Consumers utility revenue
Residential	$2,661	$1,701		$4,362
Commercial	1,888	538		2,426
Industrial	762	62		824
Other	267	167		434
Revenue recognized from contracts with customers	$5,578	$2,468		$8,046
Financing income	10	6		16
Alternative-revenue programs	50	19		69
Other non-segment revenue	—	—		1
Total operating revenue – Consumers	$5,638	$2,493		$8,132
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,995	$2,114	$—	$7,109
Other	—	—	211	211
Revenue recognized from contracts with customers	$4,995	$2,114	$211	$7,320
Leasing income	—	—	105	105
Financing income	10	5	—	15
Consumers alternative-revenue programs	56	19	—	75
Total operating revenue – CMS Energy	$5,061	$2,138	$316	$7,515
Consumers
Consumers utility revenue
Residential	$2,318	$1,429		$3,747
Commercial	1,674	440		2,114
Industrial	670	50		720
Other	333	195		528
Revenue recognized from contracts with customers	$4,995	$2,114		$7,109
Financing income	10	5		15
Alternative-revenue programs	56	19		75
Other non-segment revenue	—	—		1
Total operating revenue – Consumers	$5,061	$2,138		$7,200
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2023	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,686	$2,394	$—	$7,080
Other	—	—	181	181
Revenue recognized from contracts with customers	$4,686	$2,394	$181	$7,261
Leasing income	—	—	116	116
Financing income	10	6	—	16
Consumers alternative-revenue programs	49	20	—	69
Total operating revenue – CMS Energy	$4,745	$2,420	$297	$7,462
Consumers
Consumers utility revenue
Residential	$2,236	$1,619		$3,855
Commercial	1,550	489		2,039
Industrial	660	60		720
Other	240	226		466
Revenue recognized from contracts with customers	$4,686	$2,394		$7,080
Financing income	10	6		16
Alternative-revenue programs	49	20		69
Other non-segment revenue	—	—		1
Total operating revenue – Consumers	$4,745	$2,420		$7,166
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
CMS Energy and Consumers recorded uncollectible accounts expense of $40 million for the year ended December 31, 2025, $33 million for the year ended December 31, 2024, and $34 million for the year ended December 31, 2023.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $659 million at December 31, 2025 and $584 million at December 31, 2024.
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

16:    Other Income and Other Expense
Presented in the following table are the components of other income and other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2025	2024	2023
CMS Energy, including Consumers
Other income
Gain on extinguishment of debt[1]	$72	$110	$131
Interest income	37	50	37
Interest income – related parties	1	—	—
Allowance for equity funds used during construction	23	29	7
Income from equity method investees	5	7	7
All other	13	11	13
Total other income – CMS Energy	$151	$207	$195
Consumers
Other income
Interest income	$22	$42	$25
Interest income – related parties	4	5	5
Allowance for equity funds used during construction	23	29	7
All other	6	9	12
Total other income – Consumers	$55	$85	$49
CMS Energy, including Consumers
Other expense
Donations	$(10)	$(18)	$(1)
Civic and political expenditures	(7)	(5)	(5)
All other	(10)	(9)	(7)
Total other expense – CMS Energy	$(27)	$(32)	$(13)
Consumers
Other expense
Donations	$(10)	$(18)	$(1)
Civic and political expenditures	(5)	(5)	(5)
All other	(7)	(7)	(6)
Total other expense – Consumers	$(22)	$(30)	$(12)
1For information regarding the gain on extinguishment of debt, see Note 5, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.

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
Presented in the following tables is financial information by segment:

In Millions
Year Ended December 31, 2025	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$5,638		$2,493		$408	$8,539	$—	$8,539
Operating expenses
Power supply cost[1]	2,193		—		264	2,457	—	2,457
Cost of gas sold	—		803		6	809	—	809
Maintenance and other operating expenses	1,146		468		100	1,714	13	1,727
Depreciation and amortization	903		350		52	1,305	1	1,306
General taxes	297		201		14	512	1	513
Total operating expenses	4,539		1,822		436	6,797	15	6,812
Operating Income (Loss)	1,099		671		(28)	1,742	(15)	1,727
Other income[2]	124		83		17	224	86	310
Interest charges	353		206		(7)	552	237	789
Income (Loss) Before Income Taxes	870		548		(4)	1,414	(166)	1,248
Income tax expense (benefit)	150		138		(4)	284	(38)	246
Income (Loss) From Continuing Operations	720		410		—	1,130	(128)	1,002
Other segment items[3]	(1)		(1)		71	69	(10)	59
Net Income (Loss) Available to Common Stockholders	$719		$409		$71	$1,199	$(138)	$1,061
Property, plant, and equipment, gross	$21,871	[4]	$14,218	[4]	$1,649	$37,738	$25	$37,763
Investments in equity method investees	—		—		61	61	—	61
Total assets	22,760	[4]	14,188	[4]	2,496	39,444	497	39,941
Capital expenditures[5]	2,408	[6]	1,064	[6]	498	3,970	—	3,970
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Includes income from equity method investees of $5 million attributable to NorthStar Clean Energy. See Note 16, Other Income and Other Expense

3Other segment items comprise loss attributable to noncontrolling interests and preferred stock dividends.
4Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
5Amounts include assets placed under finance lease.
6Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

In Millions
Year Ended December 31, 2025	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$5,638		$2,493		$8,131	$1	$8,132
Operating expenses
Power supply cost[1]	2,193		—		2,193	—	2,193
Cost of gas sold	—		803		803	—	803
Maintenance and other operating expenses	1,146		468		1,614	—	1,614
Depreciation and amortization	903		350		1,253	1	1,254
General taxes	297		201		498	1	499
Total operating expenses	4,539		1,822		6,361	2	6,363
Operating Income (Loss)	1,099		671		1,770	(1)	1,769
Other income	124		83		207	1	208
Interest charges	353		206		559	1	560
Income (Loss) Before Income Taxes	870		548		1,418	(1)	1,417
Income tax expense	150		138		288	—	288
Net Income (Loss)	720		410		1,130	(1)	1,129
Other segment items[2]	(1)		(1)		(2)	—	(2)
Net Income (Loss) Available to Common Stockholder	$719		$409		$1,128	$(1)	$1,127
Property, plant, and equipment, gross	$21,871	[3]	$14,218	[3]	$36,089	$31	$36,120
Total assets	22,814	[3]	14,229	[3]	37,043	48	37,091
Capital expenditures[4]	2,408	[5]	1,064	[5]	3,472	—	3,472
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
4Amounts include assets placed under finance lease.
5Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

In Millions
Year Ended December 31, 2024	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$5,061		$2,138		$316	$7,515	$—	$7,515
Operating expenses
Power supply cost[1]	1,867		—		161	2,028	—	2,028
Cost of gas sold	—		637		3	640	—	640
Maintenance and other operating expenses	1,066		454		101	1,621	17	1,638
Depreciation and amortization	865		325		49	1,239	1	1,240
General taxes	281		188		12	481	1	482
Total operating expenses	4,079		1,604		326	6,009	19	6,028
Operating Income (Loss)	982		534		(10)	1,506	(19)	1,487
Other income[2]	126		86		14	226	118	344
Interest charges	324		192		4	520	188	708
Income (Loss) Before Income Taxes	784		428		—	1,212	(89)	1,123
Income tax expense (benefit)	102		99		(5)	196	(20)	176
Income (Loss) From Continuing Operations	682		329		5	1,016	(69)	947
Other segment items[3]	(1)		(1)		58	56	(10)	46
Net Income (Loss) Available to Common Stockholders	$681		$328		$63	$1,072	$(79)	$993
Property, plant, and equipment, gross	$20,137	[4]	$13,268	[4]	$1,506	$34,911	$21	$34,932
Investments in equity method investees	—		—		64	64	—	64
Total assets	20,710	[4]	13,247	[4]	1,893	35,850	70	35,920
Capital expenditures[5]	1,871	[6]	1,141	[6]	288	$3,300	1	3,301
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Includes income from equity method investees of $7 million attributable to NorthStar Clean Energy. See Note 16, Other Income and Other Expense.
3Other segment items comprise loss attributable to noncontrolling interests and preferred stock dividends.
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
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise preferred stock dividends.
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
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Includes income from equity method investees of $7 million attributable to NorthStar Clean Energy. See Note 16, Other Income and Other Expense.
3Other segment items comprise income from discontinued operations, net of tax, loss attributable to noncontrolling interests, and preferred stock dividends.

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
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise preferred stock dividends.

18:    Related-party Transactions—Consumers
Consumers enters into a number of transactions with related parties in the normal course of business. These transactions include but are not limited to:
•purchases of electricity from affiliates of NorthStar Clean Energy
•payments to and from CMS Energy related to parent company overhead costs
•payments of principal and interest when due to CMS Energy related to borrowings under certain credit agreements and CMS Energy’s repurchase of Consumers’ first mortgage bonds
Transactions involving power supply purchases from certain affiliates of NorthStar Clean Energy are based on state law and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business. Purchases of power and capacity from affiliates of NorthStar Clean Energy totaled $94 million in 2025, $71 million in 2024, and $75 million in 2023.
Amounts payable to related parties for purchased power and other services were $19 million at December 31, 2025 and $20 million at December 31, 2024. Accounts receivable from related parties were $13 million at December 31, 2025 and $15 million at December 31, 2024.
CMS Energy has a demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2025 and 2024. For more information about Consumers’ note receivable – related party, see Note 7, Financial Instruments.
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. For additional details about the agreement, see Note 9, Leases.
CMS Energy has repurchased certain of Consumers’ first mortgage bonds. Interest payable to related parties was $9 million at December 31, 2025 and $7 million at December 31, 2024. For more information about these repurchases, see Note 5, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.
In December 2025, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million. For additional details about the agreement, see Note 5, Financings and Capitalization—Short-term Borrowings.

19:    Variable Interest Entities
Consolidated VIEs: In March 2025, NorthStar Clean Energy sold a 50‑percent interest in NWO Wind Equity Holdings for net proceeds of $36 million. NWO Wind Equity Holdings holds the Class B membership interest in NWO Holdco, the holding company of a 100‑MW wind project located in Paulding County, Ohio. Additionally in March 2025, NorthStar Clean Energy sold a 50‑percent interest in Delta Solar Equity Holdings for net proceeds of $8 million. Delta Solar Equity Holdings is the holding company of a 24‑MW solar project located in Delta Township, Michigan.
In December 2025, NorthStar Clean Energy sold a Class A membership interest in BG Solar Holdings to a tax equity investor. BG Solar Holdings is the holding company of a 200‑MW solar generation project being constructed in Branch County, Michigan. All of the project’s nameplate capacity has been committed under a 15‑year renewable energy purchase agreement. The tax equity investor contributed $15 million and recognized a deemed contribution of $35 million associated with BG Solar Holdings’ sale of investment tax credits related to a portion of the project placed into service for tax purposes in 2025. The tax equity investor will contribute additional amounts upon commercial operation of the project in 2026.
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

Consolidated VIE	NorthStar Clean Energy’s ownership interest	Description of VIE
Aviator Wind Equity Holdings	51-percent ownership interest[1]	Holds a Class B membership interest in Aviator Wind
Aviator Wind	Class B membership interest[2]	Holding company of a 525-MW wind generation project in Coke County, Texas
BG Solar Holdings	Class B membership interest[2]	Holding company of a 200-MW solar generation project in Branch County, Michigan
Delta Solar Equity Holdings	50-percent ownership interest[1]	Holding company of a 24-MW solar generation project in Delta Township, Michigan
Newport Solar Holdings	Class B membership interest[2]	Holding company of a 180‑MW solar generation project in Jackson County, Arkansas
NWO Wind Equity Holdings	50‑percent ownership interest[1]	Holds a Class B membership interest in NWO Holdco
NWO Holdco	Class B membership interest[2]	Holding company of a 100-MW wind generation project in Paulding County, Ohio
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
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
December 31	2025	2024
Current
Cash and cash equivalents	$20	$18
Restricted cash	19	—
Accounts receivable	42	4
Prepayments and other current assets	5	3
Non-current
Plant, property, and equipment, net	1,037	1,024
Construction work in progress	357	—
Other non-current assets	5	3
Total assets[1]	$1,485	$1,052
Current
Current portion of long-term debt and finance leases	$65	$—
Accounts payable	29	8
Non-current
Long-term debt	118	—
Non-current portion of finance leases	39	23
AROs	38	33
Other non-current liabilities	3	—
Total liabilities	$292	$64
1Assets may be used only to meet VIEs’ obligations and commitments.
NorthStar Clean Energy is obligated under certain indemnities that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. For additional details on these indemnity obligations, see Note 4, Contingencies and Commitments—Guarantees.
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise non-current regulatory assets and long-term debt. For more information on these assets and liabilities, see Note 3, Regulatory Matters—Securitized Costs and Note 5, Financings and Capitalization—Securitization Bonds
Non-consolidated VIEs: NorthStar Clean Energy has variable interests in T.E.S. Filer City, Grayling, Genesee, and Craven. While NorthStar Clean Energy owns 50 percent of each partnership, it is not the primary beneficiary of any of these partnerships because decision making is shared among unrelated parties, and no one party has the ability to direct the activities that most significantly impact the entities’ economic performance, such as operations and maintenance, plant dispatch, and fuel strategy. The partners must agree on all major decisions for each of the partnerships.
Presented in the following table is information about these partnerships, which are accounted for using the equity method:

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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy, NorthStar Clean Energy, or Consumers. NorthStar Clean Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on CMS Energy’s consolidated balance sheets in the amount of $54 million at December 31, 2025 and $64 million at December 31, 2024.

20:    Exit Activities and Asset Sales
J.H. Campbell Retirement: Under its integrated resource plan, Consumers had planned to retire J.H. Campbell in 2025. In order to ensure necessary staffing at J.H. Campbell through the planned retirement, Consumers implemented a retention incentive program. Consumers made final payments under this retention plan in November 2025. The aggregate cost of this program was $48 million, which has been deferred as a regulatory asset. The MPSC has approved recovery of these retention costs over three years.
The retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. As a result, Consumers has implemented retention measures to ensure appropriate staffing levels and expects to incur up to $4 million during each 90‑day emergency order period. Consumers will seek recovery of these retention costs from FERC, consistent with rate recovery sought for other costs of complying with the emergency orders. For additional information on the emergency orders associated with J.H. Campbell, see Note 3, Regulatory Matters.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other current liabilities on Consumers’ consolidated balance sheets:

In Millions
Year Ended December 31	2025	2024
Retention benefit liability at beginning of period	$14	$16
Costs deferred as a regulatory asset	7	8
Costs paid or settled	(19)	(10)
Retention benefit liability at the end of the period	$2	$14
Sale of Hydroelectric Facilities: In September 2025, Consumers signed an agreement to sell its 13 river hydroelectric dams, which are located throughout Michigan, to a non-affiliated company. Additionally, Consumers signed an agreement to purchase power generated by the facilities for 30 years, at a price that reflects the counterparty’s acceptance of the risks and rewards of ownership of the facilities, including FERC licensing obligations. The agreements are contingent upon MPSC and FERC approval, for which Consumers filed in October 2025. Timing of the regulatory review process is uncertain and could extend 12 to 18 months or longer. In Consumers’ most recent electric rate case, the MPSC approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At December 31, 2025, the net book value of the hydroelectric facilities was immaterial.
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

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMS Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 3 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non‑regulated business. As of December 31, 2025 the Company has recognized a total of $3,459 million of regulatory assets, $4,176 million of regulatory liabilities, $38 million of accrued revenues, and $28 million of accrued rate refunds. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings. The principal considerations for our determination that performing procedures relating to accounting for the effects of new regulatory matters is a critical audit matter are (i) the high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings; (ii) in some cases, the significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings; and (iii) the significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including the probability of recovering incurred costs and the related accounting and disclosure impacts. These procedures also included, among others, (i) evaluating the Company’s correspondence with regulators; (ii) evaluating the reasonableness of management’s assessment regarding whether recovery of regulatory assets and settlement of regulatory liabilities is probable; (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iv) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, based on (a) provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 10, 2026
We have served as the Company’s auditor since 2007.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Consumers Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 3 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non‑regulated business. As of December 31, 2025 the Company has recognized a total of $3,459 million of regulatory assets, $4,176 million of regulatory liabilities, $38 million of accrued revenues, and $28 million of accrued rate refunds. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings. The principal considerations for our determination that performing procedures relating to accounting for the effects of new regulatory matters is a critical audit matter are (i) the high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings; (ii) in some cases, the significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings; and (iii) the significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including the probability of recovering incurred costs and the related accounting and disclosure impacts. These procedures also included, among others, (i) evaluating the Company’s correspondence with regulators; (ii) evaluating the reasonableness of management’s assessment regarding whether recovery of regulatory assets and settlement of regulatory liabilities is probable; (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iv) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, based on (a) provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 10, 2026
We have served as the Company’s auditor since 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
CMS Energy
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2025. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Consumers
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2025. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2026 Annual Meetings of Shareholders to be held May 8, 2026. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
CMS Energy has adopted an employee code of ethics, entitled “CMS Energy Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee. CMS Energy has also adopted a director code of ethics entitled “Board of Directors Code of Conduct and Guide to Ethical Business Behavior” (Director Code) that applies to its directors. The Director Code is administered by the Audit Committee. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee, or if none, by disinterested members of the entire Board. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
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
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2026 Annual Meetings of Shareholders to be held May 8, 2026. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
Consumers has adopted an employee code of ethics, entitled “CMS Energy Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee. Consumers has also adopted a director code of ethics entitled “Board of Directors Code of Conduct and Guide to Ethical Business Behavior” (Director Code) that applies to its directors. The Director Code is administered by the Audit Committee. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee, or if none, by disinterested members of the entire Board. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11.    Executive Compensation
See the note below.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	3,965,601
Also see the note below.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
See the note below.

Item 14.    Principal Accountant Fees and Services
See the note below.
NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10‑K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2026 Annual Meetings of Shareholders to be held May 8, 2026. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
•Consolidated Statements of Income of CMS Energy for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2025, 2024, and 2023
•Consolidated Balance Sheets of CMS Energy at December 31, 2025 and 2024
•Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Income of Consumers for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2025, 2024, and 2023
•Consolidated Balance Sheets of Consumers at December 31, 2025 and 2024
•Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2025, 2024, and 2023
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm for CMS Energy
•Report of Independent Registered Public Accounting Firm for Consumers
The following financial statement schedules are included below:
•Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023
•Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2025, 2024, and 2023
•Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2025, 2024, and 2023

Schedule I — Condensed Financial Information of Registrant
CMS Energy—Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2025	2024	2023
Operating Expenses
Other operating expenses	$9	$10	$10
Total operating expenses	9	10	10
Operating Loss	(9)	(10)	(10)
Other Income (Expense)
Equity earnings of subsidiaries	1,189	1,061	929
Nonoperating retirement benefits, net	(1)	(1)	(1)
Other income	69	45	31
Other expense	(2)	—	—
Total other income	1,255	1,105	959
Interest Charges
Interest on long-term debt	266	205	201
Intercompany interest expense and other	10	10	10
Total interest charges	276	215	211
Income Before Income Taxes	970	880	738
Income Tax Benefit	(39)	(19)	(20)
Net Income Attributable to CMS Energy	1,009	899	758
Preferred Stock Dividends	10	10	10
Net Income Available to Common Stockholders	$999	$889	$748
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2025	2024	2023
Cash Flows from Operating Activities
Net cash provided by operating activities	$817	$774	$595
Cash Flows from Investing Activities
Capital expenditures	(1)	(1)	—
Investment in subsidiaries	(1,062)	(535)	(630)
Investment in debt securities – intercompany	(109)	(288)	(293)
Decrease (increase) in notes receivable – intercompany	(309)	21	55
Proceeds from DB SERP investments	3	—	—
Net cash used in investing activities	(1,478)	(803)	(868)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,110	490	800
Issuance of common stock	525	286	192
Retirement of long-term debt	(850)	(250)	—
Payment of dividends on common and preferred stock	(663)	(626)	(579)
Debt issuance costs and financing fees	(39)	(10)	(20)
Change in notes payable – intercompany	3	(6)	(7)
Net cash provided by (used in) financing activities	1,086	(116)	386
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	425	(145)	113
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	4	149	36
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$429	$4	$149
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2025	2024
Current Assets
Cash and cash equivalents	$429	$4
Notes and accrued interest receivable – intercompany	350	40
Accounts receivable – intercompany and related parties	8	8
Prepayments and other current assets	1	1
Total current assets	788	53
Other Non‑current Assets
Property, plant, and equipment	1	1
Deferred income taxes	105	150
Investments in subsidiaries	13,724	12,400
Investment in debt securities – intercompany	710	591
Other investments	8	9
Other	23	21
Total other non‑current assets	14,571	13,172
Total Assets	$15,359	$13,225

LIABILITIES AND EQUITY
In Millions
December 31	2025	2024
Current Liabilities
Current portion of long-term debt	$300	$740
Accounts and notes payable – intercompany	89	74
Accrued interest, including intercompany	43	34
Accrued taxes	41	16
Other current liabilities	8	6
Total current liabilities	481	870
Non‑current Liabilities
Long-term debt	5,906	4,226
Notes payable – intercompany	96	100
Postretirement benefits	13	14
Other non‑current liabilities	14	17
Total non‑current liabilities	6,029	4,357
Equity
Common stock	3	3
Other stockholders’ equity	8,622	7,771
Total common stockholders’ equity	8,625	7,774
Preferred stock	224	224
Total equity	8,849	7,998
Total Liabilities and Equity	$15,359	$13,225
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
2:    Guarantees
CMS Energy has issued guarantees with a maximum potential obligation of $1.3 billion on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:
•to third parties under certain commodity purchase and sales agreements entered into by CMS ERM and other subsidiaries of NorthStar Clean Energy
•to tax equity investors that hold membership interests in certain VIEs held by NorthStar Clean Energy
•to EGLE on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor
•to the DOE on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the DOE regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers
The expiration dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

Schedule II — Valuation and Qualifying Accounts and Reserves
CMS Energy Corporation
Years Ended December 31, 2025, 2024, and 2023

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2025	$23	$40	$—	$36	$27
2024	21	33	—	31	23
2023	27	34	—	40	21
Deferred tax valuation allowance
2025	$1	$1	$—	$—	$2
2024	2	—	—	1	1
2023	2	—	—	—	2
1Deductions represent write-offs of uncollectible accounts, net of recoveries.
Consumers Energy Company
Years Ended December 31, 2025, 2024, and 2023

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2025	$23	$40	$—	$36	$27
2024	21	33	—	31	23
2023	27	34	—	40	21
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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	3.1	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended from time to time (Form 10‑Q for the quarterly period ended June 30, 2024)
3.2[1]	1-9513	3.2	—	CMS Energy Bylaws, amended and restated effective February 8, 2016 (Form 8‑K filed February 8, 2016)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10‑K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1)–4	—	Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)
				Indentures Supplemental thereto:
4.1.a	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.b	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.c	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.d	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.e	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.f	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.g	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.h	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.i	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)
4.1.j	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.k	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)
4.1.l	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)
4.1.m	1-5611	4.1	—	130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)
4.1.n	1-5611	4.1	—	131st dated as of 5/14/18 (Form 8‑K filed May 14, 2018)
4.1.o	1-5611	4.1	—	132nd dated as of 6/5/18 (Form 8‑K filed June 5, 2018)
4.1.p	1-5611	4.1	—	133rd dated as of 10/1/18 (Form 8-K filed October 1, 2018)
4.1.q	1-5611	4.1	—	134th dated as of 11/13/18 (Form 8-K filed November 13, 2018)
4.1.r	1-5611	4.1	—	135th dated as of 5/28/19 (Form 8-K filed May 28, 2019)
4.1.s	1-5611	4.1	—	136th dated as of 9/3/19 (Form 8-K filed September 3, 2019)
4.1.t	1-5611	4.1	—	137th dated as of 9/19/19 (Form 8-K filed September 19, 2019)
4.1.u	1-5611	4.3	—	138th dated as of 10/1/19 (Form 10-Q for the quarterly period ended September 30, 2019)
4.1.v	1-5611	4.1	—	139th dated as of 3/26/20 (Form 8-K filed March 26, 2020)
4.1.w	1-5611	4.1	—	140th dated as of 5/13/20 (Form 8-K filed May 13, 2020)
4.1.x	1-5611	4.1	—	141st dated as of 5/20/20 (Form 8-K filed May 20, 2020)
4.1.y	1-5611	4.1	—	142nd dated as of 10/7/20 (Form 8-K filed October 7, 2020)
4.1.z	1-5611	4.1	—	144th dated as of 8/12/21 (Form 8-K filed August 12, 2021)
4.1.aa	1-5611	4.1	—	145th dated as of 8/11/22 (Form 8-K filed August 11, 2022)
4.1.bb	1-5611	4.1	—	146th dated as of 12/14/22 (Form 8-K filed December 15, 2022)
4.1.cc	1-5611	4.1	—	147th dated as of 1/10/23 (Form 8-K filed January 10, 2023)
4.1.dd	1-5611	4.1	—	148th dated as of 2/23/23 (Form 8-K filed February 23, 2023)
4.1.ee	1-5611	4.1	—	149th dated as of 5/30/23 (Form 8-K filed May 30, 2023)
4.1.ff	1-5611	4.1	—	150th dated as of 8/4/23 (Form 8-K filed August 4, 2023)
4.1.gg	1-5611	4.1	—	151st dated as of 1/9/24 (Form 8-K filed January 9, 2024)
4.1.hh	1-5611	4.1	—	152nd dated as of 8/5/24 (Form 8-K filed August 5, 2024)
4.1.ii	1-5611	4.1	—	153rd dated as of 5/2/25 (Form 8-K filed May 2, 2025)
4.1.jj	1-5611	4.1	—	154th dated as of 11/21/25 (Form 8-K filed November 21, 2025)
4.1.kk			—	155th dated as of 11/28/2025
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.b1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.4.c1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.d1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)
4.4.e1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
				Indentures Supplemental thereto:
4.5.a1	1-9513	4.5.a	—	5th dated as of 2/13/18 (Form 10-K for the fiscal year ended December 31, 2017)
4.5.b1	1-9513	4.1	—	6th dated as of 3/8/18 (Form 8-K filed March 8, 2018)
4.5.c1	1-9513	4.1	—	7th dated as of 9/26/18 (Form 8-K filed September 26, 2018)
4.5.d1	1-9513	4.1	—	8th dated as of 2/20/19 (Form 8-K filed February 20, 2019)
4.5.e1	1-9513	4.1	—	9th dated as of 5/28/20 (Form 8-K filed May 28, 2020)
4.5.f1	1-9513	4.1	—	10th dated as of 11/25/20 (Form 8-K filed November 25, 2020)
4.5.g1	1-9513	4.1	—	11th dated as of 2/21/25 (Form 8-K filed February 21, 2025)
4.6[1]	1-9513	4.1	—	Indenture dated as of May 5, 2023 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed May 5, 2023)
4.7[1]	1-9513	4.1	—	Indenture dated as of November 6, 2025 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed November 6, 2025)
4.8[1]	1-9513	4.6	—	Description of CMS Energy Securities (Form 10-K for the fiscal year ended December 31, 2021)
4.9	1-5611	4.7	—	Description of Consumers Securities (Form 10-K for the fiscal year ended December 31, 2019)
4.10[1]	1-9513	4.2	—
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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.5[2]	1-9513	10.5	—	Defined Contribution Supplemental Executive Retirement Plan, amended December 21, 2023, effective January 1, 2024 (Form 10-K for the fiscal year ended December 31, 2023)
10.6[2]	1-9513	10.2	—	Form of Officer Separation Agreement as of July 1, 2023 (Form 10‑Q for the quarterly period ended June 30, 2023)
10.7[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.8[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.9[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.10[2]	1-9513	10.10	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 27, 2022 (Form 10-K for the fiscal year ended December 31, 2021)
10.11[2]	1-9513	10.3	—	Form of Change in Control Agreement as of July 1, 2023 (Form 10‑Q for the quarterly period ended June 30, 2023)
10.12[2]	1-9513	10.12	—	Annual Employee Incentive Compensation Plan for Consumers amended December 11, 2023, effective July 1, 2023 (Form 10-K for the fiscal year ended December 31, 2023)
10.13[1,2]	1-9513	10.1	—	Annual NorthStar Clean Energy Employee Incentive Compensation Plan as amended, effective as of May 1, 2025 (Form 10-Q for the quarterly period ended June 30, 2025)
10.14[1]	1-9513	10.1	—
$750 million Sixth Amended and Restated Revolving Credit Agreement dated as of November 21, 2025 among CMS Energy, the Banks, as defined therein, and Barclays Bank PLC, as Agent (Form 8‑K filed November 21, 2025)

10.15	1-5611	10.2	—
$1.1 billion Seventh Amended and Restated Revolving Credit Agreement dated as of November 21, 2025 among Consumers, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8‑K filed November 21, 2025)

10.16	1-5611	10.1	—
$250 million Amended and Restated Revolving Credit Agreement dated as of November 19, 2018 among Consumers, the Banks, as defined therein, and The Bank of Nova Scotia, as Agent (Form 8‑K filed November 20, 2018)

10.16.a	1-5611	10.1	—	Description of the Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2019)
10.16.b	1-5611	10.1	—	Description of the Second Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2020)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.16.c	1-5611	10.1	—	Description of the Third Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 22, 2021)
10.16.d	1-5611	10.1	—	First Amendment to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 29, 2022)
10.16.e	1-5611	10.1	—	Amendment No. 2 to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 29, 2023)
10.16.f	1-5611	10.3	—	Third Amendment to the Amended and Restated $250 Million Secured Revolving Credit Agreement (Form 8-K filed November 21, 2025)
10.17[2]	1-9513	10.1	—
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

10.20[2]	1-9513	10.22	—	Annual Employee Incentive Compensation Plan for Consumers amended and restated effective January 1, 2024 (Form 10-K for the fiscal year ended December 31, 2023)
19.1	1-9513	19.1	—	Policy Prohibiting Illegal Insider Trading (Form 10-K for the fiscal year ended December 31, 2024)
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1[2]	1-9513	97.1	—	CMS Energy/Consumers Clawback Policy (Form 10-K for the fiscal year ended December 31, 2023)
99.1[1]	333-275106	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 20, 2023 (Form S-3ASR filed October 20, 2023)
101.INS			—	Inline XBRL Instance Document
101.SCH			—	Inline XBRL Taxonomy Extension Schema
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase
104			—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 10, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on February 10, 2026.

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

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 10, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on February 10, 2026.

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

/s/ Ralph Izzo
Ralph Izzo, Director