Form 10-Q
period 2026-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2026-04-28
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 13, 2026:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	308,919,602
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended March 31, 2026

Glossary
Certain terms used in the text and financial statements are defined below.

2023 Energy Law
Michigan’s Public Acts 229, 230, 231, 233, 234, and 235 of 2023

ABATE
Association of Businesses Advocating Tariff Equity

AFUDC
Allowance for borrowed and equity funds used during construction

ARO
Asset retirement obligation

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
Gigawatt, a unit of energy equal to 1 billion watts

HL Solar Holdings
HL Solar Holdings, LLC, a VIE in which HL Solar Holdings I, LLC, a wholly owned subsidiary of Grand River Solar, LLC, a wholly owned subsidiary of NorthStar Clean Energy, holds a Class B membership interest

IRS
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
Michigan Public Service Commission

MW
Megawatt, a unit of power equal to 1 million watts

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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10‑K.
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
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, and supply chain disruptions
•the impact of new or modified regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•federal or executive actions, the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the financial compensation mechanism, the environment, regulation or deregulation, reliability, health care reforms, taxes, tax credits, accounting matters, tariffs, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies, regulations, or tariffs; accidents; explosions; physical disasters; global pandemics; cyber incidents; physical or cyber attacks; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies and/or convert economic development opportunities
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and energy and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•the ability of CMS Energy and Consumers to execute their financing strategies
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, political, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, the creation of municipal utilities, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to meet the renewable or clean energy standards required by the 2023 Energy Law or to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Electric Supply Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Electric Supply Plan
•the ability to meet increases in electric demand associated with data centers, or alternatively, the risk that anticipated demand growth from data center expansion may not materialize as expected
•changes associated with artificial intelligence technologies and related sectors, including the risk that a significant decline in investor confidence could lead to broader economic disruption, reductions in customer demand, tightening of capital markets, higher financing costs, or other downstream impacts
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material availability, quality, and pricing, tariffs, embargoes on equipment, supply chain disruptions, schedule delays, interconnection delays, availability of qualified construction personnel, zoning, siting, permitting, acquisition of property rights, community opposition, environmental regulations, performance of contractors and counterparties, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on IT backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement and integrate technology successfully, including artificial intelligence
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies or interpretation of principles or policies
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents

All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements and Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments; and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I—Financial Information
Item 1.    Financial Statements

CMS Energy Corporation
Consumers Energy Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations constitutes Part I—Item 2 of this Form 10‑Q and is not part of the financial statements included in Item 1, for both CMS Energy and Consumers.
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
To meet these objectives, Consumers is executing a multi-faceted strategy. This strategy involves taking steps to end the use of coal, including the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in 2023 and obtaining MPSC approval to retire J.H. Campbell, totaling 1,407 MW of nameplate capacity. The retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. For a more detailed discussion of the emergency orders, see Consumers Electric Utility Outlook and Uncertainties—J.H. Campbell Emergency Orders and Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters.
To continue providing controllable sources of electricity to customers, Consumers purchased the Covert Generating Station, representing 1,200 MW of nameplate capacity, in 2023 and has solicited additional capacity from controllable sources of electricity to customers. In March 2026, Consumers announced that the integrated resource plan that it expects to file in June 2026 will include an all-of-the-above approach to electric supply, with over 13 GW in expanded renewables and clean energy resources including solar, battery storage, and wind, supported by two new natural gas-fueled electric generating plants totaling approximately 1,500 MW of capacity. These new units, which would be developed on existing sites in Bay and Genesee Counties, Michigan, would enhance reliability and maintain affordability.
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

Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following goals for the five‑year period 2023 through 2027:
•to enhance, restore, or protect 6,500 acres of land through 2027; Consumers surpassed this goal during the three‑year period 2023 through 2025 and enhanced, restored, or protected 6,700 acres of land
•to reduce water usage by 1.7 billion gallons through 2027; Consumers surpassed this goal during the three-year period 2023 through 2025 by reducing water usage by more than 1.9 billion gallons
•to annually divert a minimum of 90 percent of waste from landfills (through waste reduction, recycling, and reuse); during 2025, Consumers’ rate of waste diverted from landfills was 93 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, executive, and regulatory initiatives, including those related to regulation and reporting of greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with a triple-bottom-line approach that focuses on people, planet, and prosperity.
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
For the three months ended March 31, 2026, CMS Energy’s net income available to common stockholders was $338 million and diluted EPS were $1.10. This compares with net income available to common stockholders of $302 million and diluted EPS of $1.01 for the three months ended March 31, 2025. During the three months ended March 31, 2026, electric and gas rate increases were offset partially by higher service restoration costs and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
2025 Electric Rate Case: In March 2026, the MPSC issued an order stating an annual rate increase of $277 million, based on a 9.90‑percent authorized return on equity. The MPSC also approved deferred accounting treatment for $22 million of incremental costs associated with accelerated low-voltage distribution vegetation management and $15 million of ERP implementation costs. Additionally, the MPSC approved a $24 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The new rates become effective in May 2026.
Subsequent to issuance of the final order, Consumers identified an error affecting the calculation of the rate increase requested and reflected in the case. On a corrected basis, Consumers’ rate increase reflected in the MPSC’s order was $217 million, with no change to the total revenue requirement, approved costs, or customer rates. In April 2026, the MPSC issued an Errata to its March 2026 order to reflect this correction in the public record.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Three Months Ended March 31	2026	2025	Change
Net Income Available to Common Stockholders	$338	$302	$36
Basic Earnings Per Average Common Share	$1.10	$1.01	$0.09
Diluted Earnings Per Average Common Share	$1.10	$1.01	$0.09

In Millions
Three Months Ended March 31	2026	2025	Change
Electric Utility	$110	$124	$(14)
Gas Utility	220	213	7
NorthStar Clean Energy	41	(18)	59
Corporate interest and other	(33)	(17)	(16)
Net Income Available to Common Stockholders	$338	$302	$36
Presented in the following table is a summary of changes to net income available to common stockholders for the three months ended March 31, 2026 versus 2025:

In Millions
Three Months Ended March 31, 2025		$302
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(2)
Gas sales	2
Electric rate increase	25
Gas rate increase, offset partially by the absence of ASP sale gain amortization	49
Higher service restoration costs	(30)
Higher depreciation and amortization	(25)
Higher income tax expenses	(17)
Higher IT expenses, including early-phase ERP implementation costs	(13)
Higher property taxes, reflecting higher capital spending	(11)
Higher interest charges	(9)
Higher other maintenance and operating expenses	(7)
Higher other income, net of expenses	20
Absence of coal-fueled generation costs[1]	11
		$(7)
NorthStar Clean Energy		59
Corporate interest and other		(16)
Three Months Ended March 31, 2026		$338
1See Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters—Consumers Electric Utility—J.H. Campbell Emergency Order.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2026 versus 2025:

In Millions
Three Months Ended March 31, 2025		$124
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$25
Higher revenue due primarily to higher sales volume	1
Lower energy waste reduction program revenues	(8)
Lower other revenues	(3)
		$15
Maintenance and other operating expenses
Higher service restoration costs	(30)
Higher IT expenses, including early-phase ERP implementation costs	(13)
Absence of coal-fueled generation costs[3]	11
Lower energy waste reduction program costs	8
Lower other maintenance and operating expenses	4
		(20)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(12)
General taxes
Higher property taxes, reflecting higher capital spending		(6)
Other income, net of expenses
Higher AFUDC due primarily to the Renewable Energy Plan[2]	13
Lower non-operating retirement benefits expenses	5
Lower other income, net of expenses	(2)
		16
Interest charges
Debt expense	(6)
Higher AFUDC interest due primarily to Renewable Energy Plan[2]	5
		(1)
Income taxes
Increase in tax reserves[4]	(12)
Lower electric utility pre-tax earnings	3
Lower other income taxes	3
		(6)
Three Months Ended March 31, 2026		$110
1Deliveries to end-use customers were 9.1 billion kWh in 2026 and 9.0 billion kWh in 2025.
2The MPSC authorized Consumers to record AFUDC on Renewable Energy Plan construction work in progress beginning in 2026. Previously, Consumers recognized a current return on construction work in progress.

3See Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters—Consumers Electric Utility—J.H. Campbell Emergency Order.
4See Notes to the Unaudited Consolidated Financial Statements—Note 8, Income Taxes.
Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2026 versus 2025:

In Millions
Three Months Ended March 31, 2025		$213
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$61
Higher other revenues	2
		$63
Maintenance and other operating expenses
Absence of ASP sale gain amortization[2]	(12)
Higher maintenance and other operating expenses	(11)
		(23)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(13)
General taxes
Higher property taxes, reflecting higher capital spending		(5)
Other income, net of expenses		4
Interest charges		(8)
Income taxes
Increase in tax reserves[3]	(6)
Higher gas utility pre-tax earnings	(5)
		(11)
Three Months Ended March 31, 2026		$220
1Deliveries to end-use customers were 135 Bcf in 2026 and 2025.
2In 2024, Consumers sold its unregulated ASP business to a non-affiliated company, and the MPSC subsequently approved the application of a portion of the gain as an offset to the revenue deficiency in lieu of additional rate relief during the 12‑month period beginning October 1, 2024, which concluded in September 2025.
3See Notes to the Unaudited Consolidated Financial Statements—Note 8, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three months ended March 31, 2026 versus 2025:

In Millions
Three Months Ended March 31, 2025	$(18)
Reason for the change
Higher renewable earnings primarily driven by new project development	$54
Lower other expenses	5
Lower tax expense	4
Lower operating earnings	(4)
Three Months Ended March 31, 2026	$41
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three months ended March 31, 2026 versus 2025:

In Millions
Three Months Ended March 31, 2025	$(17)
Reasons for the change
Higher tax expense	$(15)
Higher interest charges	(11)
Higher interest earnings and other	10
Three Months Ended March 31, 2026	$(33)

Cash Position, Investing, and Financing
At March 31, 2026, CMS Energy had $263 million of consolidated cash and cash equivalents, which included $88 million of restricted cash and cash equivalents. At March 31, 2026, Consumers had $77 million of consolidated cash and cash equivalents, which included $68 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2025	$1,000
Reasons for the change
Lower net income	$(18)
Non‑cash transactions[1]	37
Unfavorable impact of changes in core working capital,[2] due primarily to higher PSCR and GCR undercollections and timing of payments to vendors	(211)
Unfavorable impact of changes in other assets and liabilities, due primarily to final recovery of previously deferred power supply costs and increased prepaid IT costs	(103)
Three Months Ended March 31, 2026	$705
Consumers
Three Months Ended March 31, 2025	$1,031
Reasons for the change
Non‑cash transactions[1]	$18
Unfavorable impact of changes in core working capital,[2] due primarily to higher PSCR and GCR undercollections and timing of payments to vendors	(229)
Unfavorable impact of changes in other assets and liabilities, due primarily to final recovery of previously deferred power supply costs and increased prepaid IT costs	(84)
Three Months Ended March 31, 2026	$736
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2025	$(918)
Reasons for the change
Higher capital expenditures	$(151)
Other investing activities	(4)
Three Months Ended March 31, 2026	$(1,073)
Consumers
Three Months Ended March 31, 2025	$(800)
Reasons for the change
Higher capital expenditures	$(191)
Other investing activities	(2)
Three Months Ended March 31, 2026	$(993)

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2025	$266
Reasons for the change
Lower debt issuances	$(942)
Lower debt retirements	513
Lower repayments of notes payable	65
Higher issuances of common stock	163
Higher payments of dividends on common stock	(12)
Absence of proceeds from sale of membership interests in VIEs in 2025	(44)
Other financing activities	7
Three Months Ended March 31, 2026	$16
Consumers
Three Months Ended March 31, 2025	$(229)
Reasons for the change
Higher debt retirements	(2)
Lower repayments of notes payable	65
Borrowings from CMS Energy	177
Higher stockholder contribution from CMS Energy	250
Higher payments of dividends on common stock	(37)
Other financing activities	(1)
Three Months Ended March 31, 2026	$223

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 4, Financings and Capitalization—Dividend Restrictions. During the three months ended March 31, 2026, Consumers paid $308 million in dividends on its common stock to CMS Energy.
Consumers uses cash flows generated from operations, external financing transactions, and the monetization of tax credits, along with stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.
Financing and Capital Resources: CMS Energy and Consumers rely on the capital markets to fund their robust capital plan. Barring any sustained market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets and will continue to explore possibilities to take advantage of market opportunities as they arise with respect to future funding needs. Consumers is required to maintain FERC authorization for financings. If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.
In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. During the three months ended March 31, 2026, CMS Energy entered into forward sale agreements for approximately 6.4 million shares at a weighted average initial forward price of $75.63 per share. During the same period, CMS Energy settled forward sale contracts under this program by issuing approximately 1.9 million shares at a weighted average price of $75.28 per share, resulting in net proceeds of $142 million. Following these transactions, outstanding forward contracts under the program have an aggregate sales price of $353 million, maturing August 2027.
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. At March 31, 2026, CMS Energy had $715 million of its revolving credit facility available, NorthStar Clean Energy had $197 million available under its revolving credit facility, and Consumers had $1.4 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2026, there were no commercial paper notes outstanding under this program.
For additional details about these programs and facilities, see Notes to the Unaudited Consolidated Financial Statements—Note 4, Financings and Capitalization.

Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At March 31, 2026, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of March 31, 2026, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.55 to 1.0
NorthStar Clean Energy
Debt to capital[2]	< 0.50 to 1.0	0.06 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	5.73 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	2.03 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.50 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two‑times the aggregate commitment under the revolving credit agreement at March 31, 2026.
4Applies to Consumers’ revolving credit agreements and certain letter of credit reimbursement agreements.
Outlook
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.
Since 2025, the federal government has taken numerous executive actions related to tariffs and trade, alleviating regulatory burdens, and environmental regulations and enforcement, among other areas of potential impact. Many of these actions require further implementation by federal agencies and departments, and many of these actions are or likely will be subject to judicial review. CMS Energy and Consumers continue to monitor these executive actions and will continue taking steps to deliver consistently on the triple bottom line.
For additional details regarding these and other uncertainties, see Forward-looking Statements and Information; Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters, Note 3, Contingencies and Commitments, and Note 8, Income Taxes; and Item 1A. Risk Factors in the 2025 Form 10-K.
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

Among other things, the 2023 Energy Law:
•increased the renewable energy standard from 15 percent to 50 percent by 2030 and 60 percent by 2035
•established a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero‑carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, qualify as clean energy sources under this standard
•created a new energy storage standard, requiring electric utilities to file plans by 2029 to help achieve a statewide target of 2,500 MW; the MPSC Staff has indicated that Consumers’ share of this target is 817 MW
Consumers’ integrated resource planning process provides a clear path toward these goals. Consumers expects to file updates to its integrated resource plan in June 2026 to reinforce and expand that pathway, while recent updates to the Renewable Energy Plan—approved by the MPSC in September 2025—position Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040.
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
In March 2026, Consumers announced that the integrated resource plan that it expects to file in June 2026 will include an all-of-the-above approach to electric supply, with over 13 GW in expanded renewables and clean energy resources including solar, battery storage, and wind, supported by two new natural gas-fueled electric generating plants totaling approximately 1,500 MW of capacity. These new units, which would be developed on existing sites in Bay and Genesee Counties, Michigan, would enhance reliability and maintain affordability.
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

5,000
4,000
3,000
2,000
1,000
0
Capacity (MW)
784
525
1,204
1,125
1,350
2,394
1,835
2,394
2026
2027
2028
2029
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
J.H. Campbell Emergency Orders: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. Subsequently, the U.S. Secretary of Energy has issued three additional emergency orders for 90 days each, currently requiring continued operation of J.H. Campbell through May 18, 2026. These orders stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and DOE regulations, the orders authorize Consumers to obtain cost recovery at FERC.
As directed, Consumers has continued to make J.H. Campbell available in the MISO market and, in June 2025, filed a complaint at FERC seeking a modification of the MISO Tariff that would enable Consumers to recover the costs of complying with the emergency orders. Consumers’ complaint sought a mechanism in the MISO Tariff that would allow allocation of those compliance costs across the MISO North and Central regions, consistent with the nature of the energy emergency declared in the U.S. Secretary of Energy orders. In August 2025, FERC granted Consumers’ complaint and ordered MISO to revise its tariff accordingly. MISO submitted a compliance filing with FERC in September 2025 and FERC rejected that filing in March 2026. MISO submitted a revised compliance filing in April 2026 and FERC approval of that filing remains pending.
In January 2026, Consumers filed a request at FERC seeking recovery and allocation of the net financial impact of complying with the May 2025 emergency order, which was $42 million after applying MISO revenues of $78 million. FERC approval of this filing, which encompasses recovery sought by the joint owners of J.H. Campbell, remains pending.
For the second emergency order period through March 31, 2026, the net financial impact of compliance was $138 million after applying MISO revenues of $143 million. Consumers will seek recovery of these compliance costs at a later date, consistent with rate recovery sought for the May 2025 emergency order. The ultimate financial impact remains subject to the outcome of the FERC proceeding and any future guidance or interpretation.
Following the May 2025 emergency order, several third-party stakeholders, including the Michigan Attorney General, the Organization of MISO States, and a group of environmental and public interest groups, asked the U.S. Secretary of Energy to reconsider the May 2025 emergency order. In July 2025, after the U.S. Secretary of Energy took no action on those requests, several parties filed petitions for review of the May 2025 emergency order in federal court. The requests for rehearing were subsequently denied, and similar challenges to the subsequent orders are underway. Third parties have also challenged FERC’s August 2025 order granting Consumers’ complaint seeking revisions to the MISO Tariff. That legal challenge is on hold pending the separate legal challenges to the emergency orders. The U.S. Secretary of Energy will likely issue more orders to require the continued operation of J.H. Campbell. While the timing and content of future orders and the outcome of third-party legal challenges are not yet known, Consumers is committed to pursuing cost recovery as provided for under applicable laws, orders, and proceedings.
To ensure appropriate staffing levels at J.H. Campbell, Consumers has implemented retention measures and expects to incur up to $4 million during each 90‑day emergency order period. Consumers will seek recovery of these retention costs from FERC, consistent with rate recovery sought for other costs of complying with the emergency orders. For additional details on this program, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Asset Sales.
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
•Michigan’s economic conditions, including data center expansion; utilization, expansion, or contraction of large commercial and industrial facilities; economic development; population trends; electric vehicle adoption; and housing activity

Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at 10 percent of Consumers’ sales, with certain exceptions. At March 31, 2026, electric deliveries under the ROA program were at the 10‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
In January 2025, the Sixth Circuit Court of Appeals issued an opinion finding that the MPSC’s imposition of a local clearing requirement on individual electric suppliers would discriminate against interstate commerce. The Court of Appeals remanded to the District Court for a determination of whether the local clearing requirement discriminated against interstate commerce and whether the MPSC’s regulation survives a strict scrutiny standard, which depends on a determination of whether the local clearing requirement is the only means of achieving the state’s goal of securing reliable energy supply. In January 2025, Consumers filed a petition for rehearing and en banc review with the Sixth Circuit Court of Appeals, requesting the Court to reconsider and reverse the panel’s opinion. In February 2025, the Sixth Circuit Court of Appeals issued an order denying Consumers’ petition for rehearing and en banc review. The case has therefore been remanded to the District Court for the Eastern District of Michigan for consideration of whether the MPSC’s local clearing requirement meets the strict scrutiny standard pursuant to the Court of Appeals’ decision. The remanded proceeding is pending at the Eastern District Court; there is no deadline for decision.
Sale of Hydroelectric Facilities: In September 2025, Consumers signed an agreement to sell its 13 river hydroelectric dams, which are located throughout Michigan, to a non-affiliated company. Additionally, Consumers signed an agreement to purchase power generated by the facilities for 30 years, at a price that reflects the counterparty’s acceptance of the risks and rewards of ownership of the facilities, including FERC licensing obligations. The agreements are contingent upon MPSC and FERC approval, for which Consumers filed in October 2025. Timing of the regulatory review process is uncertain and could extend 12 to 18 months or longer. In Consumers’ most recent electric rate cases, the MPSC has approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At March 31, 2026, the net book value of the hydroelectric facilities was immaterial.
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
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
2025 Electric Rate Case: In June 2025, Consumers filed an application with the MPSC requesting authority to recover costs related to new infrastructure investment primarily in distribution system reliability. Consumers refined its request in October 2025, requesting an annual rate increase of $423 million, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending April 30, 2027. Of the annual rate increase requested, Consumers requested deferred accounting treatment for $21 million of operating and maintenance costs associated with accelerated low-voltage distribution vegetation management and $15 million associated with ERP implementation costs, resulting in a net requested annual rate increase of $387 million. Additionally, Consumers requested approval of a $24 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders.
In March 2026, the MPSC issued an order stating an annual rate increase of $277 million, based on a 9.90‑percent authorized return on equity. The MPSC also approved deferred accounting treatment for $22 million of incremental costs associated with accelerated low-voltage distribution vegetation management and $15 million of ERP implementation costs. Additionally, the MPSC approved a $24 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The new rates become effective in May 2026.
Subsequent to issuance of the final order, Consumers identified an error affecting the calculation of the rate increase requested and reflected in the case. On a corrected basis, Consumers’ requested rate increase was $328 million. Consumers’ rate increase reflected in the MPSC’s order was $217 million, with no change to the total revenue requirement, approved costs, or customer rates. In April 2026, the MPSC issued an Errata to its March 2026 order to reflect this correction in the public record.
Depreciation Rate Case: In December 2025, Consumers filed a depreciation case related to its electric and common utility property. In this case, Consumers requested to increase depreciation expense, and its recovery of that expense, by $34 million annually based on December 31, 2024 balances.
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
MATS, emission standards for electric generating units published by the EPA based on Section 112 of the Clean Air Act, continue to apply to Consumers. In February 2026, the EPA issued a final rule repealing changes made to the MATS rule in 2024. The company has complied, and continues to comply, with the MATS regulation and this repeal will have minimal impacts on Consumers’ electric generating units. Consumers does not expect MATS to impact its environmental strategy materially.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Consumers complies with this regulation and expects it to have minimal financial and operational impact in the near and/or long term.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. Three counties in western Michigan have been designated as “serious” ozone nonattainment. Based on recent air-quality data, EGLE has submitted a Clean Data Determination for two of those counties, a step toward redesignating those two counties to ozone attainment. The EPA has proposed approving the Clean Data Determination. Separately, a December 2025 court decision vacated the EPA’s 2023 redesignation of a seven‑county area in southeast Michigan from moderate ozone nonattainment to attainment. None of Consumers’ fossil-fuel-fired generating units are located in the affected western or southeastern Michigan areas. Consumers will continue to monitor developments related to the court decision and any resulting regulatory actions but does not expect them to have any impact on its generating assets.
In 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2026. Consumers does not have any fossil-fuel-fired generating assets in these counties and therefore does not expect this rule to have significant impacts on its existing generating assets or its clean energy strategy. Consumers will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to its generating assets.
In January 2026, the EPA published a final rule amending new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This final rule requires new large simple-cycle turbine units with higher capacity factors to install control equipment for NOx emissions. This rule will apply to any future stationary combustion turbines.
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

In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources, including Consumers’ electric generation sites and distribution equipment. In February 2026, the EPA finalized a portion of the proposed rule that delayed reporting deadlines for reporting year 2025 from March to October 2026 but did not substantively address whether the program would be retained or eliminated. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program, which includes Consumers’ fossil-fuel-fired electric generation. This change could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
In 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil‑fueled steam electric generating units. These rules do not address existing combustion turbine electric generating units. In June 2025, the EPA issued a proposed rule containing two different pathways to rescind these requirements. Consumers does not expect these proposed changes will have a significant impact on its existing gas- and oil-fueled steam electric generating assets. Consumers will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
In 2024, the EPA finalized a rule regulating legacy CCR surface impoundments and CCR management units in response to litigation that exempted inactive impoundments at inactive facilities from the 2015 CCR rule. The new rule adopts minimum standards for impoundments at electric generating facilities that became inactive before the 2015 CCR rule’s effective date. During 2024, owners and operators were required to assess whether an inactive facility contains a legacy surface impoundment and then, for identified locations, proceed with the compliance schedule.
Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, but that do not meet the closure technical and performance standards of the 2024 rule. These include inactive CCR landfills that were previously exempted from regulation but that are now considered CCR management units. Owners are required to conduct an evaluation at active facilities or any inactive facilities with at least one legacy impoundment to identify CCR management units and determine an appropriate course of action (closure, groundwater treatment, etc.) for each identified unit according to established compliance milestone schedules. In February 2026, the EPA issued a final rule extending the compliance milestone schedule for CCR management units. This extension does not have a material impact on Consumers’ compliance strategy.
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
Consumers, with agreement from EGLE, completed the work necessary to initiate closure by excavating CCRs or placing a final cover over each of its relevant CCR units prior to the closure initiation deadline set forth in the 2015 CCR rule. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites that supported power generation. Consumers completed an assessment of inactive facilities as required by the 2024 CCR rule, and did not identify any legacy impoundments. A proposed rule was issued in April 2026 requesting that entities subject to the regulations provide supporting information for proposed changes to requirements related to CCRMUs and other CCR closure obligations. Consumers is evaluating the proposed rule, including the potential submission of comments, which are due in June 2026. Any changes to strategy will depend on the content of the issued final rule.
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
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act of 1940 and changes to permitting may impact operations at Consumers’ facilities. In 2024, the U.S. Fish and Wildlife Service published a final rule providing for bald eagle general permits for qualifying wind farms and electric distribution systems. Consumers has received, or is pursuing, bald eagle general permits for all its wind farms. While any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, Consumers does not expect any material changes to its environmental strategy or Electric Supply Plan as a result of this rule.
Additionally, Consumers regularly monitors proposed changes to the listing status of several species within its operational area. A change in species listed under the Endangered Species Act, or under Michigan’s equivalent law, may impact Consumers’ costs to mitigate its impact on protected species and habitats at certain existing facilities as well as siting choices for new facilities.
Other Matters: Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.
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
•Michigan’s economic conditions, including population trends and housing activity
•the price or demand of competing energy sources or fuels
•energy efficiency and conservation impacts
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
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
Gas Pipeline and Storage Integrity and Safety: Consumers’ gas operations are governed by federal and state pipeline safety rules, and there are robust processes and procedures in place to maintain compliance with these regulations. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published rules that revise federal safety standards for gas transmission pipelines and underground storage facilities. Consumers has implemented measures to achieve compliance with the revised regulations. Proposed rules expanding federal gas safety requirements for distribution lines remain subject to further regulatory review. Consumers will continue to monitor developments related to the proposed rules and assess impacts to its gas pipeline and storage assets. While Consumers expects to recover any costs of complying with new regulations in customer rates, it cannot guarantee that result.
Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Contingencies and Commitments—Consumers Gas Utility Contingencies.
Consumers’ gas operations are subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
Air Quality: Multiple air quality regulations apply, or may apply, to Consumers’ gas utility.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. Three counties in western Michigan have been designated as “serious” ozone nonattainment. Based on recent air-quality data, EGLE has submitted a Clean Data Determination for two of those counties, a step toward redesignating those two counties to ozone attainment. However, Consumers has one compressor station located in the remaining nonattainment area. Consequently, Consumers is retrofitting equipment at this compressor station to lower NOx emissions.
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

In 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2026. Consumers has one compressor station located in Wayne County and will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to the natural gas compressor station assets.
Greenhouse Gases: Some interest exists at the various levels of government in regulating greenhouse gases or their sources. Future regulations, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use of natural gas. Consumers will continue to monitor such potential rules for impacts.
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by removing the natural gas distribution segment from the reporting obligations under the petroleum and natural gas source category, and proposed to delay the reporting obligations until 2034 for the remaining sources in this category. In February 2026, the EPA finalized a portion of the proposed rule that delayed reporting deadlines for reporting year 2025 from March to October 2026 but did not substantively address whether the program would be retained or eliminated. If this proposal is finalized as proposed, it could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
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

In March 2026, NorthStar Clean Energy executed agreements to sell a Class A membership interest in HL Solar Holdings to a tax equity investor. HL Solar Holdings is the holding company of a 120‑MW solar generation project being constructed in Hart Township, Michigan, and a 100‑MW solar generation project being constructed in St. Clair County, Michigan. The nameplate capacity of both projects has been committed under long-term renewable energy purchase agreements. The tax equity financing will also incorporate the sale of investment tax credits once the projects are placed into service for tax purposes, expected in 2026.
NorthStar Clean Energy will retain a Class B membership interest in HL Solar Holdings. Earnings, tax attributes, and cash flows generated by HL Solar Holdings will be allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios will change over time and will not be representative of the ownership interest percentages of each membership class.
Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects, including changes to tax and trade policy
•delays or difficulties in financing, constructing, and developing projects, including those arising from the performance of contractors, suppliers, or other counterparties
•changes in energy, capacity, and other commodity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with ownership interests in facilities that involve tax equity financing
•representations, warranties, and indemnities provided in connection with sales of assets
•delays or difficulties in obtaining environmental permits
For additional details regarding NorthStar Clean Energy’s uncertainties, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Contingencies and Commitments—Guarantees.
NorthStar Clean Energy Environmental Outlook: NorthStar Clean Energy’s operations are subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. NorthStar Clean Energy’s primary environmental compliance focus includes, but is not limited to, the following matters.
MATS, emission standards for electric generating units published by the EPA based on Section 112 of the Clean Air Act, continue to apply to one of the NorthStar Clean Energy electric generating sites. In February 2026, the EPA issued a final rule repealing changes made to the MATS rule in 2024. The company has complied, and continues to comply, with the MATS regulation and this repeal will have minimal impacts on NorthStar Clean Energy’s electric generating units. NorthStar Clean Energy does not expect MATS to impact its environmental strategy materially.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. NorthStar Clean Energy complies with this regulation and expects it to have minimal financial and operational impact in the near and/or long term.
In 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2026. NorthStar Clean Energy has two fossil-fuel-fired generating units in these counties and will continue to monitor NAAQS rulemaking and litigation to evaluate potential impacts to its generating assets.
In January 2026, the EPA published a final rule amending new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This final rule requires new large simple-cycle turbine units with higher capacity factors to install control equipment for NOx emissions. NorthStar Clean Energy’s existing generation is not impacted by this rule, but the rule could apply to any future generation.
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
For additional details regarding the ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program. In February 2026, the EPA finalized a portion of the proposed rule that delayed reporting deadlines for reporting year 2025 from March to October 2026 but did not substantively address whether the program would be retained or eliminated. This change could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
In 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil‑fueled steam electric generating units. These rules do not address existing combustion turbine electric generating units. In June 2025, the EPA issued a proposed rule containing two different pathways to rescind these requirements. Neither pathway impacts NorthStar Clean Energy’s existing facilities. NorthStar Clean Energy will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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

Other Outlook and Uncertainties
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are parties to various litigation matters, as well as to administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding certain legal matters, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters, Note 3, Contingencies and Commitments, and Note 8, Income Taxes.
New Accounting Standards
For details regarding new accounting standards issued but not yet effective, see Notes to the Unaudited Consolidated Financial Statements—Note 1, New Accounting Standards.

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2026	2025
Operating Revenue	$2,730	$2,447
Operating Expenses
Fuel for electric generation	220	217
Purchased and interchange power	451	380
Purchased power – related parties	20	18
Cost of gas sold	516	383
Maintenance and other operating expenses	448	405
Depreciation and amortization	412	388
General taxes	173	162
Total operating expenses	2,240	1,953
Operating Income	490	494
Other Income (Expense)
Non-operating retirement benefits, net	51	42
Other income	28	14
Other expense	(4)	(6)
Total other income	75	50
Interest Charges
Interest on long-term debt	209	187
Interest expense – related parties	3	3
Other interest expense	(1)	(1)
Allowance for borrowed funds used during construction	(8)	(3)
Total interest charges	203	186
Income Before Income Taxes	362	358
Income Tax Expense	85	63
Net Income	277	295
Loss Attributable to Noncontrolling Interests	(63)	(9)
Net Income Attributable to CMS Energy	340	304
Preferred Stock Dividends	2	2
Net Income Available to Common Stockholders	$338	$302
Basic Earnings Per Average Common Share	$1.10	$1.01
Diluted Earnings Per Average Common Share	$1.10	$1.01
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2026	2025
Net Income	$277	$295
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for both periods	1	—
Other Comprehensive Income	1	—
Comprehensive Income	278	295
Comprehensive Loss Attributable to Noncontrolling Interests	(63)	(9)
Comprehensive Income Attributable to CMS Energy	$341	$304
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2026	2025
Cash Flows from Operating Activities
Net income	$277	$295
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	412	388
Deferred income taxes and investment tax credits	82	60
Other non‑cash operating activities and reconciling adjustments	(55)	(46)
Changes in assets and liabilities
Accounts receivable and accrued revenue	(24)	(5)
Inventories	148	190
Accounts payable and accrued rate refunds	(137)	13
Other current assets and liabilities	(63)	41
Other non‑current assets and liabilities	65	64
Net cash provided by operating activities	705	1,000
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,039)	(888)
Cost to retire property and other investing activities	(34)	(30)
Net cash used in investing activities	(1,073)	(918)
Cash Flows from Financing Activities
Proceeds from issuance of debt	258	1,200
Retirement of debt	(204)	(717)
Decrease in notes payable	—	(65)
Issuance of common stock	166	3
Payment of dividends on common and preferred stock	(178)	(166)
Proceeds from the sale of membership interests in VIEs	—	44
Other financing costs	(26)	(33)
Net cash provided by financing activities	16	266
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(352)	348
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	615	178
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$263	$526
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	601	315
Deemed contribution from sale of membership interest	$82	$—

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2026	December 31 2025
Current Assets
Cash and cash equivalents	$175	$509
Restricted cash and cash equivalents	88	106
Accounts receivable and accrued revenue, less allowance of $32 in 2026 and $27 in 2025	1,402	1,306
Accounts receivable – related parties	14	17
Inventories at average cost
Gas in underground storage	257	427
Materials and supplies	338	329
Generating plant fuel stock	47	35
Deferred property taxes	385	479
Regulatory assets	94	104
Prepayments and other current assets	225	160
Total current assets	3,025	3,472
Plant, Property, and Equipment
Plant, property, and equipment, gross	38,323	37,763
Less accumulated depreciation and amortization	10,384	10,135
Plant, property, and equipment, net	27,939	27,628
Construction work in progress	3,594	3,052
Total plant, property, and equipment	31,533	30,680
Other Non‑current Assets
Regulatory assets	3,298	3,355
Accounts receivable	18	18
Investments	65	61
Postretirement benefits	2,005	1,957
Other	341	398
Total other non‑current assets	5,727	5,789
Total Assets	$40,285	$39,941

LIABILITIES AND EQUITY
In Millions
	March 31 2026	December 31 2025
Current Liabilities
Current portion of long-term debt and finance leases	$1,360	$956
Accounts payable	1,231	1,395
Accounts payable – related parties	7	9
Accrued rate refunds	—	28
Accrued interest	207	182
Accrued taxes	516	708
Regulatory liabilities	87	85
Other current liabilities	184	185
Total current liabilities	3,592	3,548
Non‑current Liabilities
Long-term debt	17,456	17,807
Non-current portion of finance leases	262	135
Regulatory liabilities	4,154	4,091
Postretirement benefits	94	95
AROs	797	792
Deferred investment tax credit	117	118
Deferred income taxes	3,345	3,252
Other non‑current liabilities	417	392
Total non‑current liabilities	26,642	26,682
Commitments and Contingencies (Notes 2, 3, and 8)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 308.9 shares in 2026 and 306.4 shares in 2025	3	3
Other paid-in capital	6,669	6,510
Accumulated other comprehensive loss	(35)	(36)
Retained earnings	2,605	2,443
Total common stockholders’ equity	9,242	8,920
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	9,466	9,144
Noncontrolling interests	585	567
Total equity	10,051	9,711
Total Liabilities and Equity	$40,285	$39,941
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2026	2025
Total Equity at Beginning of Period	$9,711	$8,748
Common Stock
At beginning and end of period	3	3
Other Paid-in Capital
At beginning of period	6,510	6,009
Common stock issued	172	12
Common stock repurchased	(13)	(12)
Adjustment for sale of membership interests in VIEs	—	(34)
At end of period	6,669	5,975
Accumulated Other Comprehensive Income (Loss)
Retirement benefits liability
At beginning of period	(36)	(41)
Amortization of net actuarial loss	1	—
At end of period	(35)	(41)
Retained Earnings
At beginning of period	2,443	2,035
Net income attributable to CMS Energy	340	304
Dividends declared on common stock	(176)	(163)
Dividends declared on preferred stock	(2)	(2)
At end of period	2,605	2,174
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224
Noncontrolling Interests
At beginning of period	567	518
Sale of membership interests in VIEs	—	78
Sale of membership interest in VIE to tax equity investor	82	—
Loss attributable to noncontrolling interests	(63)	(9)
Other changes in noncontrolling interests	(1)	1
At end of period	585	588
Total Equity at End of Period	$10,051	$8,923
Dividends declared per common share	$0.5700	$0.5425
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
Three Months Ended March 31	2026	2025
Operating Revenue	$2,612	$2,348
Operating Expenses
Fuel for electric generation	161	193
Purchased and interchange power	419	335
Purchased power – related parties	20	18
Cost of gas sold	514	382
Maintenance and other operating expenses	416	373
Depreciation and amortization	400	375
General taxes	170	159
Total operating expenses	2,100	1,835
Operating Income	512	513
Other Income (Expense)
Non-operating retirement benefits, net	48	39
Other income	21	10
Other expense	(3)	(3)
Total other income	66	46
Interest Charges
Interest on long-term debt	133	122
Interest expense – related parties	14	10
Allowance for borrowed funds used during construction	(8)	(2)
Total interest charges	139	130
Income Before Income Taxes	439	429
Income Tax Expense	93	83
Net Income Available to Common Stockholder	$346	$346
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2026	2025
Net Income	$346	$346
Other Comprehensive Income	—	—
Comprehensive Income	$346	$346
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2026	2025
Cash Flows from Operating Activities
Net income	$346	$346
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	400	375
Deferred income taxes and investment tax credits	63	61
Other non‑cash operating activities and reconciling adjustments	(52)	(43)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(14)	5
Inventories	142	187
Accounts payable and accrued rate refunds	(126)	39
Other current assets and liabilities	(72)	9
Other non-current assets and liabilities	49	52
Net cash provided by operating activities	736	1,031
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(960)	(769)
Cost to retire property and other investing activities	(33)	(31)
Net cash used in investing activities	(993)	(800)
Cash Flows from Financing Activities
Retirement of debt	(44)	(42)
Decrease in notes payable	—	(65)
Increase in notes payable – related parties	177	—
Stockholder contribution	400	150
Payment of dividends on common stock	(308)	(271)
Other financing costs	(2)	(1)
Net cash provided by (used in) financing activities	223	(229)
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(34)	2
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	111	119
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$77	$121
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$483	$249
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2026	December 31 2025
Current Assets
Cash and cash equivalents	$9	$25
Restricted cash and cash equivalents	68	86
Accounts receivable and accrued revenue, less allowance of $32 in 2026 and $27 in 2025	1,216	1,210
Accounts and notes receivable – related parties	10	15
Inventories at average cost
Gas in underground storage	257	427
Materials and supplies	329	316
Generating plant fuel stock	45	31
Deferred property taxes	385	479
Regulatory assets	94	104
Prepayments and other current assets	184	132
Total current assets	2,597	2,825
Plant, Property, and Equipment
Plant, property, and equipment, gross	36,656	36,120
Less accumulated depreciation and amortization	10,078	9,842
Plant, property, and equipment, net	26,578	26,278
Construction work in progress	2,820	2,354
Total plant, property, and equipment	29,398	28,632
Other Non-current Assets
Regulatory assets	3,298	3,355
Accounts receivable	24	24
Accounts and notes receivable – related parties	87	88
Postretirement benefits	1,866	1,821
Other	292	346
Total other non-current assets	5,567	5,634
Total Assets	$37,562	$37,091

LIABILITIES AND EQUITY
In Millions
	March 31 2026	December 31 2025
Current Liabilities
Current portion of long-term debt and finance leases	$580	$579
Notes payable – related parties	517	340
Accounts payable	1,081	1,229
Accounts payable – related parties	16	14
Accrued rate refunds	—	28
Accrued interest	141	149
Accrued taxes	582	747
Regulatory liabilities	87	85
Other current liabilities	146	163
Total current liabilities	3,150	3,334
Non-current Liabilities
Long-term debt	11,480	11,524
Long-term debt – related parties	1,005	1,005
Non-current portion of finance leases	179	81
Regulatory liabilities	4,154	4,091
Postretirement benefits	69	70
AROs	757	753
Deferred investment tax credit	117	118
Deferred income taxes	3,276	3,201
Other non-current liabilities	359	336
Total non-current liabilities	21,396	21,179
Commitments and Contingencies (Notes 2, 3, and 8)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	9,494	9,094
Accumulated other comprehensive loss	(13)	(13)
Retained earnings	2,657	2,619
Total common stockholder’s equity	12,979	12,541
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	13,016	12,578
Total Liabilities and Equity	$37,562	$37,091
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
Three Months Ended March 31	2026	2025
Total Equity at Beginning of Period	$12,578	$11,431
Common Stock
At beginning and end of period	841	841
Other Paid-in Capital
At beginning of period	9,094	8,174
Stockholder contribution	400	150
At end of period	9,494	8,324
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning and end of period	(13)	(11)
Retained Earnings
At beginning of period	2,619	2,390
Net income	346	346
Dividends declared on common stock	(308)	(271)
At end of period	2,657	2,465
Cumulative Preferred Stock
At beginning and end of period	37	37
Total Equity at End of Period	$13,016	$11,656
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
CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2025 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
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
J.H. Campbell Emergency Orders: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. Subsequently, the U.S. Secretary of Energy has issued three additional emergency orders for 90 days each, currently requiring continued operation of J.H. Campbell through May 18, 2026. These orders stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and DOE regulations, the orders authorize Consumers to obtain cost recovery at FERC.
As directed, Consumers has continued to make J.H. Campbell available in the MISO market and, in June 2025, filed a complaint at FERC seeking a modification of the MISO Tariff that would enable Consumers to recover the costs of complying with the emergency orders. Consumers’ complaint sought a mechanism in the MISO Tariff that would allow allocation of those compliance costs across the MISO North and Central regions, consistent with the nature of the energy emergency declared in the U.S. Secretary of Energy orders. In August 2025, FERC granted Consumers’ complaint and ordered MISO to revise its tariff accordingly. MISO submitted a compliance filing with FERC in September 2025 and FERC rejected that filing in March 2026. MISO submitted a revised compliance filing in April 2026 and FERC approval of that filing remains pending.
In January 2026, Consumers filed a request at FERC seeking recovery and allocation of the net financial impact of complying with the May 2025 emergency order, which was $42 million after applying MISO revenues of $78 million. FERC approval of this filing, which encompasses recovery sought by the joint owners of J.H. Campbell, remains pending.
For the second emergency order period through March 31, 2026, the net financial impact of compliance was $138 million after applying MISO revenues of $143 million. Consumers will seek recovery of these compliance costs at a later date, consistent with rate recovery sought for the May 2025 emergency order. The ultimate financial impact remains subject to the outcome of the FERC proceeding and any future guidance or interpretation.
Following the May 2025 emergency order, several third-party stakeholders, including the Michigan Attorney General, the Organization of MISO States, and a group of environmental and public interest groups, asked the U.S. Secretary of Energy to reconsider the May 2025 emergency order. In July 2025, after the U.S. Secretary of Energy took no action on those requests, several parties filed petitions for review of the May 2025 emergency order in federal court. The requests for rehearing were subsequently denied, and similar challenges to the subsequent orders are underway. Third parties have also challenged FERC’s August 2025 order granting Consumers’ complaint seeking revisions to the MISO Tariff. That legal challenge is on hold pending the separate legal challenges to the emergency orders. The U.S. Secretary of Energy will likely issue more orders to require the continued operation of J.H. Campbell. While the timing and content of future orders and the outcome of third-party legal challenges are not yet known, Consumers is committed to pursuing cost recovery as provided for under applicable laws, orders, and proceedings.
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
At March 31, 2026, CMS Energy had a recorded liability of $48 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of 1 percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $61 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2026 and in each of the next five years:

In Millions
	2026	2027	2028	2029	2030	2031
Long-term leachate disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4
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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $3 million. At March 31, 2026, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
Consumers is a potentially responsible party at a number of contaminated sites subject to response actions under CERCLA. CERCLA liability may exist at Superfund sites as well as other current, former, or potential response sites. From time to time, Consumers receives notices, information requests, or other communications from governmental agencies or third parties regarding alleged or potential responsibility for contamination at certain current or former electric generating sites or other locations.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $21 million and $57 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2026, Consumers had a recorded liability of $21 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Ludington Overhaul Contract Dispute: Consumers and DTE Electric, co-owners of Ludington, entered into a 2010 engineering, procurement, and construction agreement with Toshiba International, under which Toshiba International contracted to perform a major overhaul and upgrade of Ludington. Toshiba International later assigned the contract and all of its obligations to TAES. TAES’ work under the contract was incomplete, defective, and non‑conforming. Consumers and DTE Electric repeatedly documented TAES’ failure to perform under the contract and demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. Consumers and DTE Electric engaged in extensive efforts to resolve these issues with TAES, including formal demands to TAES’ parent, Toshiba, under a parent guaranty it provided. TAES did not provide a comprehensive plan or otherwise meet its performance obligations. As a result of TAES’ defaults, Consumers and DTE Electric terminated the contract.
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
The case against TAES went to trial before a jury and, in December 2025, the jury rendered a verdict in Consumers’ and DTE Electric’s favor. The jury found that TAES breached the parties’ contract and awarded damages of $383 million. The parties separately stipulated to $11 million in additional liquidated damages for late performance by TAES. These amounts are subject to pre- and post-judgment interest. In addition, the jury rejected TAES’ counterclaim, determining that Consumers and DTE Electric did not breach the contract. The parent guaranty provided by Toshiba allows Consumers and DTE Electric to recover legal costs in addition to damages. The parties are still engaged in post-verdict proceedings at the District Court and the jury verdict may be appealed; these processes could take two years or more to conclude with finality. Notwithstanding the favorable jury verdict for Consumers, the ultimate outcome remains subject to the related additional proceedings, which could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity. Additionally, Consumers and DTE Electric must still resolve their claim against Toshiba under the parent guaranty, which is still pending but which was bifurcated by the Court from the claims against TAES.
Previously, Toshiba announced that TBJH became the majority shareholder and new parent company of Toshiba through a common stock purchase. TBJH is a subsidiary of a Japanese private equity firm. Consumers and DTE Electric do not believe that this affects their rights under the parent guaranty provided by Toshiba.
With MPSC approval, Consumers and DTE Electric were authorized to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba remains pending. Consumers currently estimates that its share of repair, replacement, and other damages resulting from TAES’ defective work is approximately $350 million, which is expected to be offset in part or entirely by future litigation proceeds received from TAES or Toshiba. Consumers and DTE Electric will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following final resolution of the litigation and appeals, including any amounts not recovered from TAES or Toshiba. Consumers cannot predict the financial impact or outcome of such proceedings.
Consumers Gas Utility Contingencies
Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site.
At March 31, 2026, Consumers had a recorded liability of $59 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2026 and in each of the next five years:

In Millions
	2026	2027	2028	2029	2030	2031
Remediation and other response activity costs	$3	$8	$25	$11	$3	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten‑year period. At March 31, 2026, Consumers had a regulatory asset of $80 million related to the MGP sites.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2026:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	various	$220	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	152	—
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in Aviator Wind, BG Solar Holdings, Newport Solar Holdings, and NWO Holdco to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in these entities, see Note 12, Variable Interest Entities.
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
4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the three months ended March 31, 2026:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
NorthStar Clean Energy
Construction financing agreement[1]	$47	variable	February 2025	Five years after conversion date
Construction financing agreement[2]	214	variable	March 2026	Five years after conversion date
Total NorthStar Clean Energy	$261
1Represents additional borrowings under a construction financing agreement executed in February 2025. At March 31, 2026, total outstanding borrowings were $270 million. At completion of project construction, scheduled for the first half of 2026, NorthStar Clean Energy expects to convert $114 million of these outstanding borrowings into term loans maturing five years after the conversion date and to repay the remaining $156 million.
2At completion of project construction, scheduled for the second half of 2026, NorthStar Clean Energy expects to convert $133 million of these outstanding borrowings into term loans maturing five years after the conversion date and to repay the remaining $81 million.

Credit Facilities: The following credit facilities with banks were available at March 31, 2026:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
Unsecured revolving credit facility, expiring November 2030[1]	$750	$—	$35	$715
Unsecured letter of credit facility, expiring September 2026	50	—	50	—
NorthStar Clean Energy
Secured revolving credit facility, expiring May 2028[2]	$300	$75	$28	$197
Secured letter of credit facility, expiring September 2028[3]	37	—	37	—
Secured letter of credit facility[4]	19	—	12	7
Secured letter of credit facility[4]	22	—	7	15
Consumers
Secured revolving credit facility, expiring November 2030[5,6]	$1,100	$—	$31	$1,069
Secured revolving credit facility, expiring November 2028[5,6]	300	—	—	300
Secured letter of credit facility, expiring May 2027[5]	100	—	100	—
Unsecured letter of credit facility, expiring March 2028	50	—	43	7
Unsecured letter of credit facility[7]	100	—	97	3
Unsecured letter of credit facility[7]	100	—	100	—
1There were no borrowings under this facility during the three months ended March 31, 2026.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At March 31, 2026, the net book value of the pledged equity interests was $607 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default.
3This letter of credit facility is available to a subsidiary of Aviator Wind Equity Holdings and is secured by assets of Aviator Wind. For more information regarding Aviator Wind Equity Holdings and Aviator Wind, see Note 12, Variable Interest Entities.
4The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy. The letter of credit facility is secured under a construction-to-term financing agreement and will expire five years after the term conversion date.
5Obligations under these facilities are secured by first mortgage bonds of Consumers.
6There were no borrowings under these facilities during the three months ended March 31, 2026.
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
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2026, there were no commercial paper notes outstanding under this program.
In December 2025, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term SOFR minus 0.100 percent. In March 2026, Consumers increased the limit at which it could borrow under the agreement to $750 million. At March 31, 2026, outstanding borrowings under the agreement were $517 million bearing interest at 3.568 percent, recorded as current notes payable – related parties on Consumers’ consolidated balance sheets.
NorthStar Clean Energy’s Supplier Financing Program: Under a supplier financing program, NorthStar Clean Energy agrees to pay a bank that is acting as its payment agent the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The bank is required to pay the supplier invoices that have been confirmed as valid under the program in full within 135 days of the invoice date. NorthStar Clean Energy does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. NorthStar Clean Energy or the bank may terminate the supplier financing program agreement upon 30 days prior written notice to the other party. Obligations under this program, which are accounted for in accounts payable on CMS Energy’s consolidated balance sheets, were $78 million at March 31, 2026 and December 31, 2025.
Dividend Restrictions: At March 31, 2026, payment of dividends by CMS Energy on its common stock was limited to $9.2 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at March 31, 2026, Consumers had $2.6 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the three months ended March 31, 2026, Consumers paid $308 million in dividends on its common stock to CMS Energy.
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
During the three months ended March 31, 2026, CMS Energy entered into forward sale agreements for approximately 6.4 million shares at a weighted average initial forward price of $75.63 per share. During the same period, CMS Energy settled forward sale contracts under this program by issuing approximately 1.9 million shares at a weighted average price of $75.28 per share, resulting in net proceeds of $142 million. Following these transactions, outstanding forward contracts under the program have an aggregate sales price of $353 million, maturing August 2027.
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of March 31, 2026, it would have been required to deliver 97,180 shares or pay $8 million in cash.
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

In Millions
	CMS Energy, including Consumers		Consumers
	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Assets[1]
Cash equivalents	$52	$154	$—	$—
Restricted cash equivalents	88	106	68	86
Nonqualified deferred compensation plan assets	34	36	26	27
Derivative instruments	1	2	1	2
Total assets	$175	$298	$95	$115
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$34	$36	$26	$27
Derivative instruments	3	3	—	—
Total liabilities	$37	$39	$26	$27
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
Subsidiaries of NorthStar Clean Energy have entered into floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with interest payments on certain future long‑term variable-rate debt. The interest rate swaps economically hedge the future variability of interest payments on debt with a notional amount of $209 million. Gains or losses on these swaps are reported in other expense on CMS Energy’s consolidated statements of income. The amount recorded in other expense was less than $1 million for the three months ended March 31, 2026 and $3 million for the three months ended

March 31, 2025. The fair value of these swaps recorded in other non-current liabilities on CMS Energy’s consolidated balance sheets totaled $3 million at March 31, 2026 and at December 31, 2025.
The majority of derivatives classified as Level 3 are FTRs held by Consumers. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. Consumers reports derivatives associated with FTRs in other current assets on its consolidated balance sheets. There was no material activity within the Level 3 category of derivatives during the periods presented.
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

In Millions
	March 31, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$6	$5	$—	$—	$5	$7	$6	$—	$—	$6
Liabilities
Long-term debt[2]	18,811	17,558	1,989	13,646	1,923	18,757	17,645	2,042	13,663	1,940
Long-term payables[3]	6	6	—	—	6	7	7	—	—	7
Consumers
Assets
Long-term receivables[1]	$6	$5	$—	$—	$5	$7	$6	$—	$—	$6
Notes receivable – related party[4]	89	89	—	—	89	90	90	—	—	90
Liabilities
Long-term debt[5]	12,055	10,837	—	8,914	1,923	12,097	11,031	—	9,091	1,940
Long-term debt – related party[6]	1,005	644	—	644	—	1,005	657	—	657	—
Long-term payables	2	2	—	—	2	2	2	—	—	2
1Includes current portion of long-term accounts receivable and notes receivable of $2 million at March 31, 2026 and $3 million at December 31, 2025.

2Includes current portion of long-term debt of $1.4 billion at March 31, 2026 and $950 million at December 31, 2025.
3Includes current portion of long-term payables of $1 million at March 31, 2026 and $2 million at December 31, 2025.
4Includes current portion of notes receivable – related party of $7 million at March 31, 2026 and December 31, 2025.
5Includes current portion of long-term debt of $575 million at March 31, 2026 and $573 million at December 31, 2025.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2026	2025	2026	2025
CMS Energy, including Consumers
Net periodic credit
Service cost	$6	$6	$2	$2
Interest cost	25	27	10	11
Expected return on plan assets	(60)	(57)	(31)	(28)
Amortization of:
Net loss	4	3	—	1
Prior service cost (credit)	1	1	(8)	(9)
Settlement loss	3	3	—	—
Net periodic credit	$(21)	$(17)	$(27)	$(23)
Consumers
Net periodic credit
Service cost	$6	$6	$2	$2
Interest cost	23	26	10	10
Expected return on plan assets	(56)	(54)	(29)	(26)
Amortization of:
Net loss	3	2	—	1
Prior service cost (credit)	1	1	(8)	(8)
Settlement loss	3	3	—	—
Net periodic credit	$(20)	$(16)	$(25)	$(21)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years. At March 31, 2026, CMS Energy, including Consumers, had deferred $1 million of pension credits and $3 million of OPEB credits under this mechanism related to 2026 expense. At March 31, 2025, CMS Energy, including Consumers, had deferred $1 million of pension credits and $4 million of OPEB credits under this mechanism related to 2025 expense.

8:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2026	2025
CMS Energy, including Consumers
Income tax expense at statutory rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal income tax effect	5.2	5.0
Tax credits
Renewable energy tax credits	(6.9)	(5.6)
Other	(0.6)	(0.3)
Changes in unrecognized tax benefits[1]	5.2	0.8
Other adjustments
Taxes attributable to noncontrolling interests	4.6	0.6
TCJA excess deferred taxes	(3.3)	(3.4)
Property differences	(1.7)	(0.3)
Other, net	—	(0.2)
Effective tax rate	23.5%	17.6%
Consumers
Income tax expense at statutory rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal income tax effect	4.3	4.7
Tax credits
Renewable energy tax credits	(4.3)	(3.0)
Other	(0.5)	(0.5)
Changes in unrecognized tax benefits[1]	4.3	0.7
Other adjustments
TCJA excess deferred taxes	(2.5)	(3.0)
Property differences	(1.1)	(0.3)
Other, net	—	(0.3)
Effective tax rate	21.2%	19.3%

1    The change in unrecognized tax benefits was primarily associated with Consumers’ state income tax claim.
State Income Tax Claim: In February 2025, CMS Energy received an adverse ruling from the Michigan Tax Tribunal in regards to the methodology of state apportionment for Consumers’ electricity sales to MISO. In March 2025, CMS Energy filed an appeal with the Michigan Court of Appeals. The Court issued an opinion in the appeal in February 2026, affirming the Michigan Tax Tribunal’s ruling. CMS Energy plans to file a request for leave to appeal the Michigan Court of Appeals’ decision to the Michigan Supreme Court (which may or may not be granted).
CMS Energy and Consumers evaluated and increased their uncertain tax positions associated with this matter, recognizing an $18 million increase to income tax expense during 2026. While CMS Energy and Consumers are confident in the merits of their position, if the appeal to the Michigan Supreme Court was unsuccessful, the companies would be required to revise the estimated value of their state deferred tax liabilities, which could result in a material impact to their results of operations.
9:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2026	2025
Income available to common stockholders
Income from continuing operations	$277	$295
Less loss attributable to noncontrolling interests	(63)	(9)
Less preferred stock dividends	2	2
Income from continuing operations available to common stockholders – basic and diluted	$338	$302
Average common shares outstanding
Weighted-average shares – basic	306.4	298.2
Add dilutive nonvested stock awards	0.5	0.9
Add dilutive contingently convertible securities	0.2	—
Weighted-average shares – diluted	307.1	299.1
Income from continuing operations per average common share available to common stockholders
Basic	$1.10	$1.01
Diluted	1.10	1.01
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
10:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended March 31, 2026	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,365	$1,242	$—	$2,607
Other	—	—	68	68
Revenue recognized from contracts with customers	$1,365	$1,242	$68	$2,675
Leasing income	—	—	50	50
Financing income	2	2	—	4
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$1,368	$1,244	$118	$2,730
Consumers
Consumers utility revenue
Residential	$663	$890		$1,553
Commercial	448	275		723
Industrial	202	33		235
Other	52	44		96
Revenue recognized from contracts with customers	$1,365	$1,242		$2,607
Financing income	2	2		4
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$1,368	$1,244		$2,612
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $37 million for the three months ended March 31, 2026.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $13 million for the three months ended March 31, 2026 and $12 million for the three months ended March 31, 2025.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $520 million at March 31, 2026 and $659 million at December 31, 2025.
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

Presented in the following tables is financial information by segment:

In Millions
Three Months Ended March 31, 2026	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,368		$1,244		$118	$2,730	$—	$2,730
Operating expenses
Power supply cost[1]	600		—		91	691	—	691
Cost of gas sold	—		514		2	516	—	516
Maintenance and other operating expenses	277		139		30	446	2	448
Depreciation and amortization	233		167		12	412	—	412
General taxes	79		91		3	173	—	173
Total operating expenses	1,189		911		138	2,238	2	2,240
Operating Income (Loss)	179		333		(20)	492	(2)	490
Other income	43		23		7	73	2	75
Interest charges	83		56		2	141	62	203
Income (Loss) Before Income Taxes	139		300		(15)	424	(62)	362
Income tax expense (benefit)	29		80		7	116	(31)	85
Income (Loss) From Continuing Operations	110		220		(22)	308	(31)	277
Other segment items[2]	—		—		63	63	(2)	61
Net Income (Loss) Available to Common Stockholders	$110		$220		$41	$371	$(33)	$338
Property, plant, and equipment, gross	$22,253	[3]	$14,371	[3]	$1,673	$38,297	$26	$38,323
Total assets	23,427	[3]	13,989	[3]	2,742	40,158	127	40,285
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended March 31, 2026	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,368		$1,244		$2,612	$—	$2,612
Operating expenses
Power supply cost[1]	600		—		600	—	600
Cost of gas sold	—		514		514	—	514
Maintenance and other operating expenses	277		139		416	—	416
Depreciation and amortization	233		167		400	—	400
General taxes	79		91		170	—	170
Total operating expenses	1,189		911		2,100	—	2,100
Operating Income	179		333		512	—	512
Other income	43		23		66	—	66
Interest charges	83		56		139	—	139
Income Before Income Taxes	139		300		439	—	439
Income tax expense (benefit)	29		80		109	(16)	93
Net Income Available to Common Stockholder	$110		$220		$330	$16	$346
Property, plant, and equipment, gross	$22,253	[2]	$14,371	[2]	$36,624	$32	$36,656
Total assets	23,481	[2]	14,029	[2]	37,510	52	37,562
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended March 31, 2025	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,299		$1,049		$99	$2,447	$—	$2,447
Operating expenses
Power supply cost[1]	546		—		69	615	—	615
Cost of gas sold	—		382		1	383	—	383
Maintenance and other operating expenses	257		116		30	403	2	405
Depreciation and amortization	221		154		13	388	—	388
General taxes	73		86		3	162	—	162
Total operating expenses	1,097		738		116	1,951	2	1,953
Operating Income (Loss)	202		311		(17)	496	(2)	494
Other income	27		19		1	47	3	50
Interest charges	82		48		—	130	56	186
Income (Loss) Before Income Taxes	147		282		(16)	413	(55)	358
Income tax expense (benefit)	23		69		11	103	(40)	63
Income (Loss) From Continuing Operations	124		213		(27)	310	(15)	295
Other segment items[2]	—		—		9	9	(2)	7
Net Income (Loss) Available to Common Stockholders	$124		$213		$(18)	$319	$(17)	$302
Property, plant, and equipment, gross	$20,340	[3]	$13,412	[3]	$1,505	$35,257	$24	$35,281
Total assets	20,875	[3]	13,025	[3]	1,977	35,877	418	36,295
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended March 31, 2025	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,299		$1,049		$2,348	$—	$2,348
Operating expenses
Power supply cost[1]	546		—		546	—	546
Cost of gas sold	—		382		382	—	382
Maintenance and other operating expenses	257		116		373	—	373
Depreciation and amortization	221		154		375	—	375
General taxes	73		86		159	—	159
Total operating expenses	1,097		738		1,835	—	1,835
Operating Income	202		311		513	—	513
Other income	27		19		46	—	46
Interest charges	82		48		130	—	130
Income Before Income Taxes	147		282		429	—	429
Income tax expense (benefit)	23		69		92	(9)	83
Net Income Available to Common Stockholder	$124		$213		$337	$9	$346
Property, plant, and equipment, gross	$20,340	[2]	$13,412	[2]	$33,752	$30	$33,782
Total assets	20,930	[2]	13,068	[2]	33,998	31	34,029
1Power supply costs comprise fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

12:    Variable Interest Entities
Consolidated VIEs: NorthStar Clean Energy consolidates entities that it does not wholly own, but for which it manages and controls the entities’ operating activities. NorthStar Clean Energy is the primary beneficiary of these entities because it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. Presented in the following table is information about the VIEs NorthStar Clean Energy consolidates:

Consolidated VIE	NorthStar Clean Energy’s ownership interest	Description of VIE
Aviator Wind Equity Holdings	51-percent ownership interest[1]	Holds a Class B membership interest in Aviator Wind
Aviator Wind	Class B membership interest[2]	Holding company of a 525-MW wind generation project in Coke County, Texas
BG Solar Holdings[3]	Class B membership interest[2]	Holding company of a 200-MW solar generation project in Branch County, Michigan
Delta Solar Equity Holdings	50-percent ownership interest[1]	Holding company of a 24-MW solar generation project in Delta Township, Michigan
Newport Solar Holdings	Class B membership interest[2]	Holding company of a 180‑MW solar generation project in Jackson County, Arkansas
NWO Wind Equity Holdings	50 percent ownership interest[1]	Holds a Class B membership interest in NWO Holdco
NWO Holdco	Class B membership interest[2]	Holding company of a 100-MW wind generation project in Paulding County, Ohio
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
3During 2025, the tax equity investor contributed $15 million and recognized a deemed contribution of $35 million associated with BG Solar Holdings’ sale of investment tax credits related to a portion of the project placed into service for tax purposes in 2025. The remaining portion of the project was placed into service for tax purposes during 2026, and the tax equity investor recognized a deemed contribution of $82 million. The tax equity investor will contribute additional amounts upon commercial operation of the project in 2026.
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	March 31, 2026	December 31, 2025
Current
Cash and cash equivalents	$45	$20
Restricted cash	19	19
Accounts receivable[1]	126	42
Prepayments and other current assets	17	5
Non-current
Plant, property, and equipment, net	1,026	1,037
Construction work in progress	360	357
Other non-current assets	6	5
Total assets[2]	$1,599	$1,485
Current
Current portion of long-term debt and finance leases	$138	$65
Accounts payable	21	29
Non-current
Long-term debt	88	118
Non-current portion of finance leases	39	39
AROs	39	38
Other non-current liabilities	3	3
Total liabilities	$328	$292
1Primarily associated with sales of investment tax credits.
2Assets may be used only to meet VIEs’ obligations and commitments.
NorthStar Clean Energy is obligated under certain indemnities that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. For additional details on these indemnity obligations, see Note 3, Contingencies and Commitments—Guarantees.
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise non-current regulatory assets and long-term debt. The carrying value of the regulatory assets on Consumers’ consolidated balance sheets was $520 million at March 31, 2026 and $549 million at December 31, 2025. The carrying value of securitization bonds on Consumers’ consolidated balance sheets was $540 million at March 31, 2026 and $585 million at December 31, 2025.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy, NorthStar Clean Energy, or Consumers. NorthStar Clean Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on CMS Energy’s consolidated balance sheets in the amount of $55 million at March 31, 2026 and $54 million at December 31, 2025.

13:    Exit Activities and Asset Sales
J.H. Campbell Retirement: The retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. As a result, Consumers has implemented retention measures to ensure appropriate staffing levels and expects to incur up to $4 million during each 90‑day emergency order period. Consumers will seek recovery of these retention costs from FERC, consistent with rate recovery sought for other costs of complying with the emergency orders. For additional information on the emergency orders associated with J.H. Campbell, see Note 2, Regulatory Matters.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other current liabilities on Consumers’ consolidated balance sheets:

In Millions
Three Months Ended March 31	2026	2025	[1]
Retention benefit liability at beginning of period	$2	$14
Costs deferred as a regulatory asset	4	2
Costs paid or settled	(4)	—
Retention benefit liability at the end of the period	$2	$16
1Includes amounts associated with a retention incentive program established under Consumers’ integrated resource plan in connection with the planned retirement of J.H. Campbell in May 2025. Final payments under this program were made in November 2025.
Sale of Hydroelectric Facilities: In September 2025, Consumers signed an agreement to sell its 13 river hydroelectric dams, which are located throughout Michigan, to a non-affiliated company. Additionally, Consumers signed an agreement to purchase power generated by the facilities for 30 years, at a price that reflects the counterparty’s acceptance of the risks and rewards of ownership of the facilities, including FERC licensing obligations. The agreements are contingent upon MPSC and FERC approval, for which Consumers filed in October 2025. Timing of the regulatory review process is uncertain and could extend 12 to 18 months or longer. In Consumers’ most recent electric rate cases, the MPSC has approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At March 31, 2026, the net book value of the hydroelectric facilities was immaterial.
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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10‑Q beginning on page 16.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2025 Form 10‑K.
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

Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings of the 2025 Form 10‑K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors in the 2025 Form 10‑K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2026 to January 31, 2026	93,246	$71.53	—	—
February 1, 2026 to February 28, 2026	544	75.75	—	—
March 1, 2026 to March 31, 2026	84,756	76.33	—	—
Total	178,546	$73.82	—	—
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

CMS ENERGY CORPORATION

Dated: April 28, 2026	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 28, 2026	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer