Form 10-Q
period 2026-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2026-07-28
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 13, 2026:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	313,577,136
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended June 30, 2026

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

DTE Electric
DTE Electric Company, a non‑affiliated company

EGLE
Michigan Department of Environment, Great Lakes, and Energy

Electric Supply Plan
Consumers’ long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers; this plan is outlined in Consumers’ IRP and incorporates the REP

Endangered Species Act
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
Gigawatt, a unit of energy equal to 1 billion watts

HL Solar Holdings
HL Solar Holdings, LLC, a VIE in which HL Solar Holdings I, LLC, a wholly owned subsidiary of Grand River Solar, LLC, a wholly owned subsidiary of NorthStar Clean Energy, holds a Class B membership interest

IRP
Integrated Resource Plan

IRS
Internal Revenue Service

IT
Information technology

J.H. Campbell
J.H. Campbell Generating Complex, a three-unit coal-fueled electric generating facility comprised of Units 1 and 2, which are wholly owned by Consumers, and Unit 3, which Consumers jointly owns with the Michigan Public Power Agency, holding a 4.80‑percent interest, and Wolverine Power, holding a 1.89‑percent interest, each a non-affiliated entity

kWh
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

PSCR
Power supply cost recovery

RCRA
Federal Resource Conservation and Recovery Act of 1976

Reliability Roadmap
Consumers’ five-year strategy to improve its electric distribution system and the reliability of the grid; this plan was filed with the MPSC in 2023, and is an update to Consumers’ previous Electric Distribution Infrastructure Investment Plan filed in 2021

REP
Renewable Energy Plan

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
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, and supply chain disruptions
•the impact of new or modified regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•federal or executive actions, the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the financial compensation mechanism, the environment, regulation or deregulation, reliability, health care reforms, taxes, tax credits, accounting matters, tariffs, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies, regulations, or tariffs; accidents; explosions; physical disasters; global pandemics; cyber incidents; physical or cyber attacks; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies and/or convert economic development opportunities
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and energy and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•the ability of CMS Energy and Consumers to execute their financing strategies
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, political, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, the creation of municipal utilities, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to meet the renewable or clean energy standards required by the 2023 Energy Law or to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Electric Supply Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Electric Supply Plan
•the ability to meet increases in electric demand associated with data centers, or alternatively, the risk that anticipated demand growth from data center expansion may not materialize as expected
•changes associated with artificial intelligence technologies and related sectors, including the risk that a significant decline in investor confidence could lead to broader economic disruption, reductions in customer demand, tightening of capital markets, higher financing costs, or other downstream impacts
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, basis risk, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material availability, quality, and pricing, tariffs, embargoes on equipment, supply chain disruptions, schedule delays, interconnection delays, availability of qualified construction personnel, zoning, siting, permitting, acquisition of property rights, community opposition, environmental regulations, performance of contractors and counterparties, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on IT backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement and integrate technology successfully, including artificial intelligence
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies or interpretation of principles or policies
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents

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
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and NorthStar Clean Energy, primarily a domestic independent power producer and marketer. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of primarily residential, commercial, and diversified industrial customers. NorthStar Clean Energy, through its subsidiaries and equity investments, is engaged in domestic independent power production and the marketing of independent power production.
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
•natural gas purchasing strategy
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
Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment. This commitment extends beyond compliance with various state and federal environmental, health, and safety laws and regulations. Management considers extreme weather and other environmental risks in strategy development, business planning, and enterprise risk management processes.
CMS Energy and Consumers continue to focus on opportunities to protect the environment and reduce their carbon footprint from owned generation. CMS Energy, including Consumers, has decreased its combined percentage of electric supply (self-generated and purchased) from coal by 24 percentage points since 2015. Additionally, as a result of actions already taken through 2025, Consumers has:
•reduced carbon dioxide emissions from owned generation by nearly 30 percent since 2005
•reduced methane emissions by nearly 40 percent since 2012
•reduced the volume of water used to generate electricity by nearly 60 percent since 2012
•reduced landfill waste disposal by more than 2 million tons since 1992
•enhanced, restored, or protected more than 13,500 acres of land since 2017
•reduced sulfur dioxide and particulate matter emissions by more than 90 percent since 2005
•reduced NOx emissions by more than 85 percent since 2005
•reduced mercury emissions by more than 90 percent since 2007
In 2023, Michigan enacted the 2023 Energy Law, which among other things:
•increased the renewable energy standard from 15 percent to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO can be applied to meeting this standard, with certain limitations
•established a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero‑carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, qualify as clean energy sources under this standard

•enhanced existing incentives for energy efficiency programs and returns earned on new clean or renewable PPAs
•created a new energy storage standard, requiring electric utilities to file plans by 2029 to help achieve a statewide target of 2,500 MW
•expanded the statutory cap on distributed generation resources to 10 percent of the electric utility’s five‑year average peak load
Consumers’ Electric Supply Plan, its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers, is outlined in its IRP and incorporates Consumers’ REP. The Electric Supply Plan is Consumers’ blueprint for compliance with Michigan’s 2023 Energy Law and for advancing sustainability objectives.
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
To continue providing controllable sources of electricity to customers, Consumers purchased the Covert Generating Station, representing 1,200 MW of nameplate capacity, in 2023 and has solicited additional capacity from controllable sources of electricity to customers. In March 2026, Consumers announced the next IRP filing planned for September 2026 would include an all-of-the-above approach to electric supply, with over 13 GW in expanded renewables and clean energy resources including solar, battery storage, and wind, supported by two new natural gas-fueled electric generating plants totaling approximately 1,500 MW of capacity. These new units, which would be developed on existing sites in Bay and Genesee Counties, Michigan, would enhance reliability and maintain affordability.
Consumers’ updates to its REP include up to 9,000 MW of both purchased and owned solar energy resources and up to 4,000 MW of wind energy resources. Coupled with updates to its IRP, these actions position Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040, and will also contribute to Consumers’ achievement of the emissions reductions goals discussed below.
Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent from 2012 baseline levels by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset through clean fuel alternatives or nature-based carbon removal pathways. To date, Consumers has reduced methane emissions by nearly 40 percent.
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
For the six months ended June 30, 2026, CMS Energy’s net income available to common stockholders was $455 million and diluted EPS were $1.47. This compares with net income available to common stockholders of $500 million and diluted EPS of $1.67 for the six months ended June 30, 2025. During the six months ended June 30, 2026, electric and gas rate increases and higher earnings at NorthStar Clean Energy were offset by the absence of gains on extinguishment of debt, higher service restoration costs, and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to delivering safe, reliable, affordable, clean, and equitable energy in service of their customers and positively impacting the triple bottom line of people, planet, and prosperity. During 2025 and the first half of 2026, CMS Energy and Consumers:
•advanced land stewardship efforts by exceeding a 6,500-acre restoration goal ahead of schedule, restoring 6,700 acres and expanding public access to more than 100 acres of utility-owned land across over 80 Michigan communities
•connected over 140,000 customers with $60  million in energy-bill assistance and helped make over $100  million in statewide aid available for 2026, reinforcing Consumers’ commitment to affordability
•began operations at Muskegon Solar Energy Center, a 1,900‑acre project generating 250  MW of clean energy to power 40,000 homes and businesses, supporting Michigan’s energy needs and advancing the company’s long‑term clean energy strategy
•reached an agreement under Consumers’ large-load tariff with a new data center expected to add more than 1 GW of incremental load growth in our service territory, supporting long-term sales growth and delivering economic benefits for Michigan
•expanded the use of drone technology enabling faster, safer inspections of 400 miles of hard-to-reach power lines and infrastructure resulting in reduced average outage time per customer and improved storm recovery capabilities

•announced the launch of “Green Giving,” a program enabling the general public to contribute to renewable energy while offering financial benefits to low-income customers, along with a new Residential Renewable Energy Program, which allows customers of all income levels to subscribe and match their energy usage with renewable energy sources, supporting clean energy initiatives
•moved forward with an aggressive plan to enhance grid reliability for nearly 2 million homes and businesses by clearing trees along 8,000 miles of power lines and creating a modern, stronger, and more resilient power grid through infrastructure upgrades and technology investments
•deployed eight state-of-the-art vehicles that survey the company’s nearly 30,000‑mile gas distribution system to find methane emissions, enhancing safety and reliability for Consumers’ natural gas customers
•experienced success with the underground power line pilot program in early 2025, with pilot areas seeing 100‑percent reduction in storm-related outages and improved customer satisfaction
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades, replacements, and clean generation. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program, which is subject to approval through general rate case and other MPSC proceedings, is expected to result in annual rate-base growth of more than 10 percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.

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
2026 Electric Rate Case: In June 2026, Consumers filed an application with the MPSC seeking a rate increase of $481 million made up of two components. First, Consumers requested a $456 million annual rate increase, based on a 10.25‑percent return on equity for the projected 12‑month period ending April 30, 2028. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability. Second, Consumers requested approval of a $25 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2026 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The MPSC must issue a final order in this case before or in April 2027.
2025 Electric Rate Case: In March 2026, the MPSC issued an order stating an annual rate increase of $277 million, based on a 9.90‑percent authorized return on equity. The MPSC also approved deferred accounting treatment for $22 million of incremental costs associated with accelerated low-voltage distribution vegetation management and $15 million of ERP implementation costs. Additionally, the MPSC approved a $24 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The new rates became effective in May 2026.
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
2025 Gas Rate Case: In December 2025, Consumers filed an application with the MPSC seeking an annual rate increase of $240 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2027. In June 2026, Consumers revised its requested increase to $232 million. The MPSC must issue a final order in this case before or in October 2026.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2026	2025	Change	2026	2025	Change
Net Income Available to Common Stockholders	$117	$198	$(81)	$455	$500	$(45)
Basic Earnings Per Average Common Share	$0.38	$0.67	$(0.29)	$1.48	$1.68	$(0.20)
Diluted Earnings Per Average Common Share	$0.37	$0.66	$(0.29)	$1.47	$1.67	$(0.20)

In Millions
	Three Months Ended			Six Months Ended
June 30	2026	2025	Change	2026	2025	Change
Electric Utility	$137	$167	$(30)	$247	$291	$(44)
Gas Utility	27	25	2	247	238	9
NorthStar Clean Energy	18	22	(4)	59	4	55
Corporate interest and other	(65)	(16)	(49)	(98)	(33)	(65)
Net Income Available to Common Stockholders	$117	$198	$(81)	$455	$500	$(45)

Presented in the following table is a summary of changes to net income available to common stockholders for the three and six months ended June 30, 2026 versus 2025:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2025		$198		$500
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(31)		$(33)
Gas sales	(7)		(5)
Electric rate increase	38		63
Gas rate increase, offset partially by the absence of ASP sale gain amortization	25		74
Higher service restoration costs	(40)		(70)
Higher depreciation and amortization	(17)		(42)
Higher IT expenses, including early-phase ERP implementation costs	(7)		(20)
Higher property taxes, reflecting higher capital spending	(8)		(19)
Higher other maintenance and operating expenses	(8)		(15)
Higher interest charges	(4)		(13)
Higher vegetation management costs	(7)		(7)
Higher other income, net of expenses	10		30
Absence of coal-fueled generation costs[1]	5		16
Lower income tax expenses	23		6
		$(28)		$(35)
NorthStar Clean Energy		(4)		55
Corporate interest and other		(49)		(65)
June 30, 2026		$117		$455
1See Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters—Consumers Electric Utility—J.H. Campbell Emergency Order.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and six months ended June 30, 2026 versus 2025:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2025		$167		$291
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$38		$63
Lower revenue due primarily to weather and sales mix	(30)		(29)
Lower energy waste reduction program revenues	(8)		(16)
Lower other revenues	(1)		(4)
		$(1)		$14
Maintenance and other operating expenses
Higher service restoration costs	(40)		(70)
Higher IT expenses, including early-phase ERP implementation costs	(7)		(20)
Higher vegetation management costs	(7)		(7)
Absence of coal-fueled generation costs[2]	5		16
Lower energy waste reduction program costs	8		16
Lower (higher) other maintenance and operating expenses	(3)		1
		(44)		(64)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(14)		(26)
General taxes
Higher property taxes, reflecting higher capital spending		(5)		(11)
Other income, net of expenses
Higher AFUDC due primarily to the REP[3]	15		28
Lower other income, net of expenses	(5)		(2)
		10		26
Interest charges
Higher AFUDC interest due primarily to the REP[3]	7		12
Higher debt expense	(5)		(11)
Lower other interest charges	1		1
		3		2
Income taxes
Lower electric utility pre-tax earnings	13		16
Absence of state deferred tax remeasurement	8		8
Increase in tax reserves⁴	—		(12)
Lower other income taxes	—		3
		21		15
June 30, 2026		$137		$247

1For the three months ended June 30, deliveries to end-use customers were 8.9 billion kWh in 2026 and in 2025. For the six months ended June 30, deliveries to end-use customers were 18.0 billion kWh in 2026 and in 2025.
2See Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters—Consumers Electric Utility—J.H. Campbell Emergency Order.
3The MPSC authorized Consumers to record AFUDC on REP construction work in progress beginning in 2026. Previously, Consumers recognized a current return on construction work in progress.
4See Notes to the Unaudited Consolidated Financial Statements—Note 8, Income Taxes.
Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and six months ended June 30, 2026 versus 2025:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2025		$25		$238
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$29		$90
Lower other revenues	(7)		(5)
		$22		$85
Maintenance and other operating expenses
Absence of ASP sale gain amortization[2]	(4)		(16)
Higher maintenance and other operating expenses	(5)		(16)
		(9)		(32)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(3)		(16)
General taxes
Higher property taxes, reflecting higher capital spending		(3)		(8)
Other income, net of expenses		—		4
Interest charges		(7)		(15)
Income taxes
Increase in tax reserves[3]	—		(6)
Higher gas utility pre-tax earnings	—		(5)
Absence of state deferred tax remeasurement	4		4
Higher other income taxes	(2)		(2)
		2		(9)
June 30, 2026		$27		$247
1For the three months ended June 30, deliveries to end-use customers were 46 Bcf in 2026 and 49 Bcf in 2025. For the six months ended June 30, deliveries to end-use customers were 181 Bcf in 2026 and 184 Bcf in 2025.
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
3See Notes to the Unaudited Consolidated Financial Statements—Note 8, Income Taxes.
NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three and six months ended June 30, 2026 versus 2025:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2025	$22	$4
Reason for the change
Higher earnings from renewable projects, reflecting timing of tax benefits	$15	$69
Lower other expenses	1	6
Higher tax expense	(23)	(19)
Higher (lower) operating earnings	3	(1)
June 30, 2026	$18	$59
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three and six months ended June 30, 2026 versus 2025:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2025	$(16)	$(33)
Reasons for the change
Absence of gains on extinguishment of debt	$(72)	$(72)
Higher interest charges	(3)	(14)
Lower tax expense	29	14
Higher (lower) interest earnings and other	(3)	7
June 30, 2026	$(65)	$(98)

Cash Position, Investing, and Financing
At June 30, 2026, CMS Energy had $345 million of consolidated cash and cash equivalents, which included $104 million of restricted cash and cash equivalents. At June 30, 2026, Consumers had $215 million of consolidated cash and cash equivalents, which included $85 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2025	$1,414
Reasons for the change
Lower net income	$(115)
Non‑cash transactions[1]	74
Unfavorable impact of changes in core working capital,[2] due primarily to higher GCR undercollections, increase in coal purchases, and timing of payments to vendors, offset partially by higher collections on receivables	(97)
Favorable impact of changes in other assets and liabilities, due primarily to higher tax-credit sale proceeds, offset partially by final recovery of previously deferred power supply costs	51
Six Months Ended June 30, 2026	$1,327
Consumers
Six Months Ended June 30, 2025	$1,479
Reasons for the change
Lower net income	$(30)
Non‑cash transactions[1]	41
Unfavorable impact of changes in core working capital,[2] due primarily to higher GCR undercollections, increase in coal purchases, and timing of payments to vendors, offset partially by higher collections on receivables	(126)
Unfavorable impact of changes in other assets and liabilities, due primarily to final recovery of previously deferred power supply costs and higher income tax payments to CMS Energy	(124)
Six Months Ended June 30, 2026	$1,240
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2025	$(1,880)
Reasons for the change
Higher capital expenditures	$(234)
Other investing activities, primarily lower cost to retire property	21
Six Months Ended June 30, 2026	$(2,093)
Consumers
Six Months Ended June 30, 2025	$(1,632)
Reasons for the change
Higher capital expenditures	$(285)
Other investing activities, primarily lower cost to retire property	28
Six Months Ended June 30, 2026	$(1,889)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the six months ended June 30, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2025	$1,213
Reasons for the change
Lower debt issuances	$(1,282)
Higher debt retirements	(42)
Lower repayments of notes payable	65
Higher issuances of common stock	511
Higher payments of dividends on common stock	(27)
Higher proceeds from sale of membership interests in VIEs	16
Other financing activities, primarily higher customer advances for construction and lower debt issuance costs	42
Six Months Ended June 30, 2026	$496
Consumers
Six Months Ended June 30, 2025	$714
Reasons for the change
Lower debt issuances	$(274)
Higher debt retirements	(118)
Lower repayments of notes payable	65
Repayment of notes payable to CMS Energy	(340)
Higher stockholder contribution from CMS Energy	705
Higher payments of dividends on common stock	(32)
Other financing activities, primarily higher customer advances for construction	33
Six Months Ended June 30, 2026	$753

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 4, Financings and Capitalization—Dividend Restrictions. During the six months ended June 30, 2026, Consumers paid $448 million in dividends on its common stock to CMS Energy.
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
In 2023, CMS Energy entered into an equity offering program under which it could sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. During the six months ended June 30, 2026, CMS Energy entered into forward sale agreements for approximately 6.4 million shares at a weighted average initial forward price of $75.63 per share. During the same period, CMS Energy settled all of the remaining forward sale contracts under this program by issuing approximately 6.5 million shares at a weighted average price of $75.80 per share, resulting in net proceeds of $495 million. CMS Energy has fully utilized the program and does not have any remaining capacity available for future issuances under the 2023 equity offering program.
In May 2026, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $3 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. There have been no sales of securities under this program.
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. At June 30, 2026, CMS Energy had $715 million of its revolving credit facility available, NorthStar Clean Energy had $163 million available under its revolving credit facility, and Consumers had $1.3 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2026, there were no commercial paper notes outstanding under this program.
For additional details about these programs and facilities, see Notes to the Unaudited Consolidated Financial Statements—Note 4, Financings and Capitalization.
Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At June 30, 2026, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of June 30, 2026, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.55 to 1.0
NorthStar Clean Energy
Debt to capital[2]	< 0.50 to 1.0	0.07 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	5.54 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	2.07 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.50 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two‑times the aggregate commitment under the revolving credit agreement at June 30, 2026.
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

Consumers Electric Utility Outlook and Uncertainties
Energy Supply: Consumers’ Electric Supply Plan, its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers, is outlined in its IRP and incorporates Consumers’ REP. The Electric Supply Plan is Consumers’ blueprint for compliance with Michigan’s 2023 Energy Law and for advancing sustainability objectives.
Among other things, the 2023 Energy Law:
•increased the renewable energy standard from 15 percent to 50 percent by 2030 and 60 percent by 2035
•established a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero‑carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, qualify as clean energy sources under this standard
•created a new energy storage standard, requiring electric utilities to file plans by 2029 to help achieve a statewide target of 2,500 MW; the MPSC Staff has indicated that Consumers’ share of this target is 817 MW
Consumers’ integrated resource planning process provides a clear path toward these goals. Consumers expects to file updates to its IRP in September 2026 to reinforce and expand that pathway, while recent updates to the REP—approved by the MPSC in September 2025—position Consumers to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040.
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
•Resource adequacy and reliability—To maintain reliability during the transition, Consumers purchased the Covert Generating Station, representing 1,200 MW of nameplate capacity, in 2023. Additionally, in September 2025, Consumers entered into a new ten‑year PPA with the MCV Partnership for the purchase of up to 1,240 MW of capacity and associated energy from the MCV Facility, effective June 1, 2030. The agreement is subject to MPSC approval, which will be requested as part of the next IRP filing.
In March 2026, Consumers announced the next IRP filing planned for September 2026 would include an all-of-the-above approach to electric supply, with over 13 GW in expanded renewables and clean energy resources including solar, battery storage, and wind, supported by two new natural gas-fueled electric generating plants totaling approximately 1,500 MW of capacity. These new units, which would be developed on existing sites in Bay and Genesee Counties, Michigan, would enhance reliability and maintain affordability.
•Energy storage investments—Consumers has contracted to purchase 850 MW of capacity from battery storage facilities to be located in Michigan’s Lower Peninsula and with expected commercial operation dates through 2028.

•Renewable expansion—Recent REP updates include up to 4,000 MW of wind energy resources and up to 9,000 MW of both purchased and owned solar energy resources, of which 1,060 MW will support Consumers’ voluntary green pricing program.
Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio through PPAs and owned generation under its IRP, voluntary green pricing program, and REP updates:

Capacity (MW)
5,000
4,000
3,000
2,000
1,000
0
779
525
1,199
1,125
1,680
2,394
1,830
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
J.H. Campbell Emergency Orders: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. Subsequently, the U.S. Secretary of Energy has issued four additional emergency orders for 90 days each, currently requiring continued operation of J.H. Campbell through August 16, 2026. These orders stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and DOE regulations, the orders authorize Consumers to obtain cost recovery at FERC.
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
From the date the first emergency order became effective through June 30, 2026, the net financial impact of complying with the emergency orders was $259 million after applying MISO revenues of $239 million.
In January 2026, Consumers filed a request at FERC seeking recovery and allocation of the net financial impact of complying with the May 2025 emergency order, which was $42 million after applying MISO revenues of $78 million. FERC approval of this filing, which encompasses recovery sought by the joint owners of J.H. Campbell, remains pending.
For all subsequent emergency orders, Consumers intends to seek recovery and allocation through FERC consistent with the recovery sought for the May 2025 emergency order. The ultimate financial impact remains subject to the outcome of the FERC proceedings and any future guidance or interpretation.
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
•Michigan’s economic conditions, including data center expansion; utilization, expansion, or contraction of large commercial and industrial facilities; economic development; population trends; electric vehicle adoption; and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at 10 percent of Consumers’ sales, with certain exceptions. At June 30, 2026, electric deliveries under the ROA program were at the 10‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
In July 2026, Consumers filed exceptions to the proposal for decision issued in the related regulatory proceeding. The filing proposed a state-administered fund that would be established using all financial compensation mechanism revenues received under the PPA, estimated to total approximately $270 million over the term of the agreement. Under the proposal, the fund would be controlled by the State of Michigan and used to support dam safety improvements, emergency response and remediation efforts, and future decommissioning or license surrender obligations associated with the hydroelectric facilities. The proposal is subject to regulatory review and approval.
An order from the MPSC is expected in September 2026. In Consumers’ most recent electric rate cases, the MPSC has approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At June 30, 2026, the net book value of the hydroelectric facilities was immaterial.
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
2026 Electric Rate Case: In June 2026, Consumers filed an application with the MPSC seeking a rate increase of $481 million made up of two components. First, Consumers requested a $456 million annual rate increase, based on a 10.25‑percent return on equity for the projected 12‑month period ending April 30, 2028. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability. Second, Consumers requested approval of a $25 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2026 that exceeded the rate amounts authorized in accordance with previous electric rate orders.
Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected 12-Month Period Ending April 30	2028
Investment in rate base	$248
Operating and maintenance costs	46
Sales and other revenue	59
Cost of capital	103
Subtotal	$456
Surcharge	25
Total	$481
The MPSC must issue a final order in this case before or in April 2027.

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
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. Three counties in western Michigan have been designated as “serious” ozone nonattainment. Based on recent air-quality data, EGLE has submitted a Clean Data Determination for two of those counties, a step toward redesignating those two counties to ozone attainment. The EPA has proposed approving the Clean Data Determination. Separately, a December 2025 court decision vacated the EPA’s 2023 redesignation of a seven‑county area in southeast Michigan from moderate ozone nonattainment to attainment. In May 2026, EGLE submitted to the EPA an addendum to its request to redesignate the southeast Michigan counties to attainment status based on updated ozone data for the area. None of Consumers’ fossil-fuel-fired generating units are located in the affected western or southeastern Michigan areas. Consumers will continue to monitor developments related to the court decision and any resulting regulatory actions but does not expect them to have any impact on its generating assets.
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
In 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources, including Consumers’ electric generation sites and distribution equipment. In February 2026, the EPA finalized a portion of the proposed rule that delayed reporting deadlines for reporting year 2025 from March to October 2026 but did not substantively address whether the program would be retained or eliminated. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program, which includes Consumers’ fossil-fuel-fired electric generation. This change could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
In 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil‑fueled steam electric generating units. These rules do not address existing combustion turbine electric generating units. In 2025, the EPA issued a proposed rule containing two different pathways to rescind these requirements. Consumers does not expect these proposed changes will have a significant impact on its existing gas- and oil-fueled steam electric generating assets. Consumers will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations, both present and future.
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
Consumers, with agreement from EGLE, completed the work necessary to initiate closure by excavating CCRs or placing a final cover over each of its relevant CCR units prior to the closure initiation deadline set forth in the 2015 CCR rule. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites that supported power generation. Consumers completed an assessment of inactive facilities as required by the 2024 CCR rule, and did not identify any legacy impoundments. A proposed rule was issued in April 2026 requesting that entities subject to the regulations provide supporting information for proposed changes to requirements related to CCRMUs and other CCR closure obligations. Consumers is evaluating the proposed rule. Any changes to compliance strategy will depend on the content of any final rule issued.
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
2025 Gas Rate Case: In December 2025, Consumers filed an application with the MPSC seeking an annual rate increase of $240 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2027. In June 2026, Consumers revised its requested increase to $232 million.
Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected 12-Month Period Ending October 31	2027
Investment in rate base	$93
Operating and maintenance costs	61
Cost of capital	77
Sales/gross margin	1
Total	$232
The MPSC must issue a final order in this case before or in October 2026.
Gas Pipeline and Storage Integrity and Safety: Consumers’ gas operations are governed by federal and state pipeline safety rules, and there are robust processes and procedures in place to maintain compliance with these regulations. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published rules that revise federal safety standards for gas transmission pipelines and underground storage facilities. Consumers has implemented measures to achieve compliance with the revised regulations. Proposed rules expanding federal gas safety requirements for distribution lines are in the final stages of regulatory review with publication anticipated near the end of 2026. Consumers will continue to monitor developments related to the proposed rules and assess impacts to its gas pipeline and storage assets. While Consumers expects to recover any costs of complying with new regulations in customer rates, it cannot guarantee that result.

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
Additionally, a December 2025 court decision vacated the EPA’s 2023 redesignation of the seven‑county area in southeast Michigan from moderate ozone nonattainment to attainment. In May 2026, EGLE submitted to the EPA an addendum to its request for redesignation to attainment for the southeast Michigan counties, based on updated ozone data for the area. Four of Consumers’ compressor stations are located in these counties, with one station having assets that may be impacted by the redesignation change. Consumers will continue to monitor the recent court decision’s impact on the seven-county area in southeast Michigan, including resulting agency actions, and the potential impacts to compressor station assets.
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
Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent from

2012 baseline levels by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset through clean fuel alternatives or nature-based carbon removal pathways. To date, Consumers has reduced methane emissions by nearly 40 percent.
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
NorthStar Clean Energy Outlook and Uncertainties
CMS Energy’s primary focus with respect to its NorthStar Clean Energy businesses is to maximize the value of generating assets representing 1,865 MW of capacity.
In July 2026, the CMS Energy Board of Directors approved a plan to divest certain renewable projects owned by NorthStar Clean Energy and to exit non-utility renewables development. The projects included in the planned divestiture are primarily non-Michigan-based renewable generation projects. CMS Energy has initiated a sales process for these renewable projects and is evaluating market information and potential indications of interest. CMS Energy expects to classify the related assets and liabilities as held for sale in the third quarter of 2026, as the held-for-sale criteria were not met as of June 30, 2026. CMS Energy could record a material impairment charge in the third quarter of 2026 if expected sale proceeds are insufficient to recover the carrying value of the assets. CMS Energy expects to complete the divestment within twelve months, subject to negotiating contractual terms with a third-party, which would then be subject to regulatory approvals and other customary closing conditions.
In June 2026, NorthStar Clean Energy sold to a tax equity investor a Class A membership interest in HL Solar Holdings, the holding company of a 96‑MW solar generation project being constructed in St. Clair County, Michigan, and the future holding company of a 120‑MW solar generation project being constructed in Hart Township, Michigan. The nameplate capacity of both projects has been committed under long-term renewable energy purchase agreements. The tax equity investor contributed $9 million in June 2026 and will contribute additional amounts upon further completion of the projects. The tax equity financing will also incorporate the sale of investment tax credits once the projects are placed into service for tax purposes, expected later in 2026.
NorthStar Clean Energy retained a Class B membership interest in HL Solar Holdings. Earnings, tax attributes, and cash flows generated by HL Solar Holdings will be allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios will change over time and will not be representative of the ownership interest percentages of each membership class. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 12, Variable Interest Entities.

Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects, including changes to tax and trade policy
•delays or difficulties in financing, constructing, and developing projects, including those arising from the performance of contractors, suppliers, or other counterparties
•changes in energy, capacity, and other commodity prices
•changes in market rules, resource accreditation methodologies, and regulatory frameworks, including MISO capacity accreditation requirements
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with ownership interests in facilities that involve tax equity financing
•representations, warranties, and indemnities provided in connection with sales of assets
•delays or difficulties in obtaining environmental permits
For additional details regarding NorthStar Clean Energy’s uncertainties, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Contingencies and Commitments—Guarantees.
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
A December 2025 court decision vacated the EPA’s 2023 redesignation of the seven‑county area in southeast Michigan from moderate ozone nonattainment to attainment. In May 2026, EGLE submitted to the EPA an addendum to its request for redesignation to attainment for the southeast Michigan counties, based on updated ozone data for the area. NorthStar Clean Energy has one electric generating station located within this area. NorthStar Clean Energy will continue to monitor the recent court decision’s impact on the seven-county area in southeast Michigan, including resulting agency actions, and the potential impacts to compressor station assets.
For additional details regarding the ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program. In February 2026, the EPA finalized a portion of the proposed rule that delayed reporting deadlines for reporting year 2025 from March to October 2026 but did not substantively address whether the program would be retained or eliminated. This change could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
In 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil‑fueled steam electric generating units. These rules do not address existing combustion turbine electric generating units. In 2025, the EPA issued a proposed rule containing two different pathways to rescind these requirements. Neither pathway impacts NorthStar Clean Energy’s existing facilities. NorthStar Clean Energy will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations, both present and future.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2026	2025	2026	2025
Operating Revenue	$1,829	$1,838	$4,559	$4,285
Operating Expenses
Fuel for electric generation	104	134	324	351
Purchased and interchange power	455	439	906	819
Purchased power – related parties	14	30	34	48
Cost of gas sold	102	124	618	507
Maintenance and other operating expenses	464	397	912	802
Depreciation and amortization	308	288	720	676
General taxes	118	109	291	271
Total operating expenses	1,565	1,521	3,805	3,474
Operating Income	264	317	754	811
Other Income (Expense)
Non-operating retirement benefits, net	50	47	101	89
Other income	29	95	57	109
Other expense	(4)	(5)	(8)	(11)
Total other income	75	137	150	187
Interest Charges
Interest on long-term debt	211	199	420	386
Interest expense – related parties	3	3	6	6
Other interest expense	5	—	4	(1)
Allowance for borrowed funds used during construction	(9)	(3)	(17)	(6)
Total interest charges	210	199	413	385
Income Before Income Taxes	129	255	491	613
Income Tax Expense	33	62	118	125
Net Income	96	193	373	488
Loss Attributable to Noncontrolling Interests	(24)	(8)	(87)	(17)
Net Income Attributable to CMS Energy	120	201	460	505
Preferred Stock Dividends	3	3	5	5
Net Income Available to Common Stockholders	$117	$198	$455	$500
Basic Earnings Per Average Common Share	$0.38	$0.67	$1.48	$1.68
Diluted Earnings Per Average Common Share	$0.37	$0.66	$1.47	$1.67
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2026	2025	2026	2025
Net Income	$96	$193	$373	$488
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	—	—	1	—
Other Comprehensive Income	—	—	1	—
Comprehensive Income	96	193	374	488
Comprehensive Loss Attributable to Noncontrolling Interests	(24)	(8)	(87)	(17)
Comprehensive Income Attributable to CMS Energy	$120	$201	$461	$505
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2026	2025
Cash Flows from Operating Activities
Net income	$373	$488
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	720	676
Deferred income taxes and investment tax credits	114	124
Other non‑cash operating activities and reconciling adjustments	(104)	(144)
Changes in assets and liabilities
Accounts receivable and accrued revenue	211	80
Inventories	(34)	34
Accounts payable and accrued rate refunds	(136)	24
Other current assets and liabilities	(7)	117
Other non‑current assets and liabilities	190	15
Net cash provided by operating activities	1,327	1,414
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,006)	(1,772)
Cost to retire property and other investing activities	(87)	(108)
Net cash used in investing activities	(2,093)	(1,880)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,167	2,449
Retirement of debt	(883)	(841)
Decrease in notes payable	—	(65)
Issuance of common stock	528	17
Payment of dividends on common and preferred stock	(358)	(331)
Proceeds from the sale of membership interests in VIEs	—	44
Proceeds from the sale of membership interest in VIE to tax equity investor	60	—
Other financing costs	(18)	(60)
Net cash provided by financing activities	496	1,213
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(270)	747
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	615	178
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$345	$925
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	590	537
Deemed contribution from sale of membership interest	$87	$—

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2026	December 31 2025
Current Assets
Cash and cash equivalents	$241	$509
Restricted cash and cash equivalents	104	106
Accounts receivable and accrued revenue, less allowance of $32 in 2026 and $27 in 2025	1,008	1,306
Accounts receivable – related parties	15	17
Inventories at average cost
Gas in underground storage	414	427
Materials and supplies	345	329
Generating plant fuel stock	65	35
Deferred property taxes	350	479
Regulatory assets	81	104
Prepayments and other current assets	243	160
Total current assets	2,866	3,472
Plant, Property, and Equipment
Plant, property, and equipment, gross	39,227	37,763
Less accumulated depreciation and amortization	10,496	10,135
Plant, property, and equipment, net	28,731	27,628
Construction work in progress	3,598	3,052
Total plant, property, and equipment	32,329	30,680
Other Non‑current Assets
Regulatory assets	3,274	3,355
Accounts receivable	18	18
Investments	63	61
Postretirement benefits	2,053	1,957
Other	302	398
Total other non‑current assets	5,710	5,789
Total Assets	$40,905	$39,941

LIABILITIES AND EQUITY
In Millions
	June 30 2026	December 31 2025
Current Liabilities
Current portion of long-term debt and finance leases	$870	$956
Accounts payable	1,223	1,395
Accounts payable – related parties	6	9
Accrued rate refunds	—	28
Accrued interest	183	182
Accrued taxes	498	708
Regulatory liabilities	96	85
Other current liabilities	187	185
Total current liabilities	3,063	3,548
Non‑current Liabilities
Long-term debt	18,172	17,807
Non-current portion of finance leases	259	135
Regulatory liabilities	4,152	4,091
Postretirement benefits	93	95
AROs	808	792
Deferred investment tax credit	116	118
Deferred income taxes	3,399	3,252
Other non‑current liabilities	444	392
Total non‑current liabilities	27,443	26,682
Commitments and Contingencies (Notes 2, 3, and 8)
Equity
Common stockholders’ equity
Common stock, authorized 700.0 shares in 2026 and 350.0 shares in 2025; outstanding 313.6 shares in 2026 and 306.4 shares in 2025	3	3
Other paid-in capital	7,036	6,510
Accumulated other comprehensive loss	(35)	(36)
Retained earnings	2,546	2,443
Total common stockholders’ equity	9,550	8,920
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	9,774	9,144
Noncontrolling interests	625	567
Total equity	10,399	9,711
Total Liabilities and Equity	$40,905	$39,941
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2026	2025	2026	2025
Total Equity at Beginning of Period	$10,051	$8,923	$9,711	$8,748
Common Stock
At beginning and end of period	3	3	3	3
Other Paid-in Capital
At beginning of period	6,669	5,975	6,510	6,009
Common stock issued	368	23	540	35
Common stock repurchased	(1)	—	(14)	(12)
Adjustment for sale of membership interests in VIEs	—	—	—	(34)
At end of period	7,036	5,998	7,036	5,998
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(35)	(41)	(36)	(41)
Amortization of net actuarial loss	—	—	1	—
Amortization of prior service cost	—	—	—	—
At end of period	(35)	(41)	(35)	(41)
Retained Earnings
At beginning of period	2,605	2,174	2,443	2,035
Net income attributable to CMS Energy	120	201	460	505
Dividends declared on common stock	(176)	(162)	(352)	(325)
Dividends declared on preferred stock	(3)	(3)	(5)	(5)
At end of period	2,546	2,210	2,546	2,210
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224	224	224
Noncontrolling Interests
At beginning of period	585	588	567	518
Sale of membership interests in VIEs	—	—	—	78
Sale of membership interest in VIE to tax equity investor	70	—	152	—
Loss attributable to noncontrolling interests	(24)	(8)	(87)	(17)
Other changes in noncontrolling interests	(6)	(3)	(7)	(2)
At end of period	625	577	625	577
Total Equity at End of Period	$10,399	$8,971	$10,399	$8,971
Dividends declared per common share	$0.5700	$0.5425	$1.1400	$1.0850
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625	$0.5250	$0.5250
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2026	2025	2026	2025
Operating Revenue	$1,726	$1,746	$4,338	$4,094
Operating Expenses
Fuel for electric generation	69	113	230	306
Purchased and interchange power	434	394	853	729
Purchased power – related parties	14	30	34	48
Cost of gas sold	102	123	616	505
Maintenance and other operating expenses	429	376	845	749
Depreciation and amortization	293	276	693	651
General taxes	114	106	284	265
Total operating expenses	1,455	1,418	3,555	3,253
Operating Income	271	328	783	841
Other Income (Expense)
Non-operating retirement benefits, net	47	45	95	84
Other income	29	19	50	29
Other expense	(7)	(4)	(10)	(7)
Total other income	69	60	135	106
Interest Charges
Interest on long-term debt	139	131	272	253
Interest expense – related parties	12	10	26	20
Other interest expense	2	3	2	3
Allowance for borrowed funds used during construction	(9)	(3)	(17)	(5)
Total interest charges	144	141	283	271
Income Before Income Taxes	196	247	635	676
Income Tax Expense	38	59	131	142
Net Income	158	188	504	534
Preferred Stock Dividends	1	1	1	1
Net Income Available to Common Stockholder	$157	$187	$503	$533
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2026	2025	2026	2025
Net Income	$158	$188	$504	$534
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$158	$188	$504	$534
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2026	2025
Cash Flows from Operating Activities
Net income	$504	$534
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	693	651
Deferred income taxes and investment tax credits	87	66
Other non‑cash operating activities and reconciling adjustments	(102)	(80)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	221	95
Inventories	(37)	33
Accounts payable and accrued rate refunds	(123)	59
Other current assets and liabilities	(28)	125
Other non-current assets and liabilities	25	(4)
Net cash provided by operating activities	1,240	1,479
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,804)	(1,519)
Cost to retire property and other investing activities	(85)	(113)
Net cash used in investing activities	(1,889)	(1,632)
Cash Flows from Financing Activities
Proceeds from issuance of debt	849	1,123
Retirement of debt	(175)	(57)
Decrease in notes payable	—	(65)
Decrease in notes payable – related parties	(340)	—
Stockholder contribution	855	150
Payment of dividends on common and preferred stock	(449)	(417)
Other financing costs	13	(20)
Net cash provided by financing activities	753	714
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	104	561
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	111	119
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$215	$680
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$497	$425
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2026	December 31 2025
Current Assets
Cash and cash equivalents	$130	$25
Restricted cash and cash equivalents	85	86
Accounts receivable and accrued revenue, less allowance of $32 in 2026 and $27 in 2025	962	1,210
Accounts and notes receivable – related parties	8	15
Inventories at average cost
Gas in underground storage	414	427
Materials and supplies	336	316
Generating plant fuel stock	60	31
Deferred property taxes	350	479
Regulatory assets	81	104
Prepayments and other current assets	198	132
Total current assets	2,624	2,825
Plant, Property, and Equipment
Plant, property, and equipment, gross	37,175	36,120
Less accumulated depreciation and amortization	10,177	9,842
Plant, property, and equipment, net	26,998	26,278
Construction work in progress	3,102	2,354
Total plant, property, and equipment	30,100	28,632
Other Non-current Assets
Regulatory assets	3,274	3,355
Accounts receivable	24	24
Accounts and notes receivable – related parties	87	88
Postretirement benefits	1,910	1,821
Other	247	346
Total other non-current assets	5,542	5,634
Total Assets	$38,266	$37,091

LIABILITIES AND EQUITY
In Millions
	June 30 2026	December 31 2025
Current Liabilities
Current portion of long-term debt and finance leases	$466	$579
Notes payable – related parties	—	340
Accounts payable	1,100	1,229
Accounts payable – related parties	12	14
Accrued rate refunds	—	28
Accrued interest	150	149
Accrued taxes	509	747
Regulatory liabilities	96	85
Other current liabilities	146	163
Total current liabilities	2,479	3,334
Non-current Liabilities
Long-term debt	12,308	11,524
Long-term debt – related parties	1,005	1,005
Non-current portion of finance leases	178	81
Regulatory liabilities	4,152	4,091
Postretirement benefits	68	70
AROs	763	753
Deferred investment tax credit	116	118
Deferred income taxes	3,321	3,201
Other non-current liabilities	388	336
Total non-current liabilities	22,299	21,179
Commitments and Contingencies (Notes 2, 3, and 8)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	9,949	9,094
Accumulated other comprehensive loss	(13)	(13)
Retained earnings	2,674	2,619
Total common stockholder’s equity	13,451	12,541
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	13,488	12,578
Total Liabilities and Equity	$38,266	$37,091
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2026	2025	2026	2025
Total Equity at Beginning of Period	$13,016	$11,656	$12,578	$11,431
Common Stock
At beginning and end of period	841	841	841	841
Other Paid-in Capital
At beginning of period	9,494	8,324	9,094	8,174
Stockholder contribution	455	—	855	150
At end of period	9,949	8,324	9,949	8,324
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning and end of period	(13)	(11)	(13)	(11)
Retained Earnings
At beginning of period	2,657	2,465	2,619	2,390
Net income	158	188	504	534
Dividends declared on common stock	(140)	(145)	(448)	(416)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	2,674	2,507	2,674	2,507
Cumulative Preferred Stock
At beginning and end of period	37	37	37	37
Total Equity at End of Period	$13,488	$11,698	$13,488	$11,698
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
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818): This standard establishes a comprehensive accounting model for environmental credits based on the intended use of those credits and requires recognition of certain environmental credit obligations arising from regulatory compliance programs. The guidance also expands disclosure related to environmental credit activities, obligations, and significant estimates and judgments. The amendments are effective for annual and interim reporting periods beginning after December 15, 2027. The guidance is required to be applied on a retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the annual reporting period of adoption. Prior-period financial statement information will not be recast. Early adoption is permitted. CMS Energy and Consumers are currently evaluating the new standard.
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
In March 2026, the MPSC issued an order stating an annual rate increase of $277 million, based on a 9.90‑percent authorized return on equity. The MPSC also approved deferred accounting treatment for $22 million of incremental costs associated with accelerated low-voltage distribution vegetation management and $15 million of ERP implementation costs. Additionally, the MPSC approved a $24 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2025 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The new rates became effective in May 2026.
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
Service Restoration Cost Deferral Application: As a result of catastrophic storms in Consumers’ electric service territory, Consumers incurred significant service restoration costs during March 2026. In June 2026, Consumers filed with the MPSC an ex parte application requesting approval to defer, as a regulatory asset, operating and maintenance expenses associated with the storms, estimated to be

$57 million. Consumers would have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset in a future rate case or other proceeding.
J.H. Campbell Emergency Orders: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. Subsequently, the U.S. Secretary of Energy has issued four additional emergency orders for 90 days each, currently requiring continued operation of J.H. Campbell through August 16, 2026. These orders stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and DOE regulations, the orders authorize Consumers to obtain cost recovery at FERC.
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
From the date the first emergency order became effective through June 30, 2026, the net financial impact of complying with the emergency orders was $259 million after applying MISO revenues of $239 million.
In January 2026, Consumers filed a request at FERC seeking recovery and allocation of the net financial impact of complying with the May 2025 emergency order, which was $42 million after applying MISO revenues of $78 million. FERC approval of this filing, which encompasses recovery sought by the joint owners of J.H. Campbell, remains pending.
For all subsequent emergency orders, Consumers intends to seek recovery and allocation through FERC consistent with the recovery sought for the May 2025 emergency order. The ultimate financial impact remains subject to the outcome of the FERC proceedings and any future guidance or interpretation.
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
At June 30, 2026, CMS Energy had a recorded liability of $47 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of 1 percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $60 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2026 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $3 million. At June 30, 2026, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $21 million and $57 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2026, Consumers had a recorded liability of $21 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
At June 30, 2026, Consumers had a recorded liability of $58 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2026 and in each of the next five years:

In Millions
	2026	2027	2028	2029	2030	2031
Remediation and other response activity costs	$2	$8	$25	$11	$3	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten‑year period. At June 30, 2026, Consumers had a regulatory asset of $78 million related to the MGP sites.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2026:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	various	$229	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	152	—
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in Aviator Wind, BG Solar Holdings, HL Solar Holdings, Newport Solar Holdings, and NWO Holdco to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in these entities, see Note 12, Variable Interest Entities.
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
4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the six months ended June 30, 2026:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
NorthStar Clean Energy
Term loan[1]	$24	variable	April 2026	June 2031
Term loan[1]	90	variable	June 2026	June 2031
Construction financing agreement[2]	252	variable	March 2026	Five years after conversion date
Total NorthStar Clean Energy	$366
Consumers
First mortgage bonds	$850	5.125	May 2026	May 2036
Total Consumers	$850
Total CMS Energy	$1,216
1At completion of project construction, NorthStar Clean Energy converted construction financing agreements into term loans.
2At completion of project construction, scheduled for the second half of 2026, NorthStar Clean Energy expects to convert $133 million of these outstanding borrowings into term loans maturing five years after the conversion date and to repay the remaining $119 million.
Retirements: Presented in the following table is a summary of major long-term debt retirements during the six months ended June 30, 2026:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Senior notes	$300	3.000	May 2026	May 2026
Total CMS Energy, parent only	$300
NorthStar Clean Energy
Construction financing agreement[1]	$270	variable	June 2026	June 2026
Total NorthStar Clean Energy	$270
Consumers
First mortgage bonds	$115	5.240	May 2026	May 2026
Total Consumers	$115
Total CMS Energy	$685
1At completion of project construction, NorthStar Clean Energy converted $114 million of the construction financing agreements into term loans and repaid the remaining $156 million.

Credit Facilities: The following credit facilities with banks were available at June 30, 2026:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
Unsecured revolving credit facility, expiring November 2030[1]	$750	$—	$35	$715
Unsecured letter of credit facility, expiring September 2026	50	—	49	1
NorthStar Clean Energy
Secured revolving credit facility, expiring May 2028[2]	$300	$—	$137	$163
Secured letter of credit facility, expiring September 2028[3]	37	—	37	—
Secured revolving credit facility, expiring May 2029[4]	75	—	—	75
Secured letter of credit facility[5]	19	—	19	—
Secured letter of credit facility[6]	22	—	7	15
Consumers
Secured revolving credit facility, expiring November 2030[1,7]	$1,100	$—	$53	$1,047
Secured revolving credit facility, expiring November 2028[1,7]	300	—	—	300
Secured letter of credit facility, expiring May 2027[1,7]	100	—	100	—
Unsecured letter of credit facility, expiring March 2028	50	—	41	9
Unsecured letter of credit facility[8]	97	—	97	—
Unsecured letter of credit facility[8]	125	—	125	—
Unsecured letter of credit facility[8]	106	—	106	—
1There were no borrowings under this facility during the six months ended June 30, 2026.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At June 30, 2026, the net book value of the pledged equity interests was $622 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default.
3This letter of credit facility is available to a subsidiary of Aviator Wind Equity Holdings and is secured by assets of Aviator Wind. For more information regarding Aviator Wind Equity Holdings and Aviator Wind, see Note 12, Variable Interest Entities.
4This letter of credit facility is available to a subsidiary of NorthStar Clean Energy and is secured by development assets.
5The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy and is secured under term loans maturing in June 2031.

6The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy and is secured under a construction-to-term financing agreement. It will expire five years after the term conversion date.
7Obligations under these facilities are secured by first mortgage bonds of Consumers.
8Letters of credit issued under this uncommitted letter of credit facility have expiration dates with automatic renewal provisions.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In April 2026, FERC approved Consumers’ application for authority to issue long-term and short-term debt securities. The authorization is effective May 1, 2026 through April 30, 2028.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2026, there were no commercial paper notes outstanding under this program.
In December 2025, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term SOFR minus 0.100 percent. In March 2026, Consumers increased the limit at which it could borrow under the agreement to $750 million. At June 30, 2026, there were no outstanding borrowings under the agreement.
NorthStar Clean Energy’s Supplier Financing Program: Under a supplier financing program, NorthStar Clean Energy agrees to pay a bank that is acting as its payment agent the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The bank is required to pay the supplier invoices that have been confirmed as valid under the program in full within 135 days of the invoice date. NorthStar Clean Energy does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. NorthStar Clean Energy or the bank may terminate the supplier financing program agreement upon 30 days prior written notice to the other party. Obligations under this program, which are accounted for in accounts payable on CMS Energy’s consolidated balance sheets, were $45 million at June 30, 2026 and $78 million at December 31, 2025.
Dividend Restrictions: At June 30, 2026, payment of dividends by CMS Energy on its common stock was limited to $9.6 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2026, Consumers had $2.6 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the six months ended June 30, 2026, Consumers paid $448 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock: In 2023, CMS Energy entered into an equity offering program under which it could sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions.
During the six months ended June 30, 2026, CMS Energy entered into forward sale agreements for approximately 6.4 million shares at a weighted average initial forward price of $75.63 per share. During the same period, CMS Energy settled all of the remaining forward sale contracts under this program by issuing approximately 6.5 million shares at a weighted average price of $75.80 per share, resulting in net proceeds of $495 million. CMS Energy has fully utilized the program and does not have any remaining capacity available for future issuances under the 2023 equity offering program.
In May 2026, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $3 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. There have been no sales of securities under this program.
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor. The forward price will also be reduced on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur.
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

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Assets[1]
Cash equivalents	$35	$154	$—	$—
Restricted cash equivalents	104	106	85	86
Nonqualified deferred compensation plan assets	38	36	29	27
Derivative instruments	3	2	3	2
Total assets	$180	$298	$117	$115
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$38	$36	$29	$27
Derivative instruments	2	3	—	—
Total liabilities	$40	$39	$29	$27
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
Subsidiaries of NorthStar Clean Energy have entered into floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with interest payments on certain future long‑term variable-rate debt. The interest rate swaps economically hedge the future variability of interest payments on debt with a notional amount of $209 million. Gains or losses on these swaps are reported in other expense on CMS Energy’s consolidated statements of income. The amount recorded in other expense was $2 million for the three months ended June 30, 2026 and $1 million for the three months ended

June 30, 2025. The amount recorded in other expense was $2 million for the six months ended June 30, 2026 and $4 million for the six months ended June 30, 2025. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled less than $1 million at June 30, 2026 and totaled $3 million at December 31, 2025.
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

In Millions
	June 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$6	$5	$—	$—	$5	$7	$6	$—	$—	$6
Liabilities
Long-term debt[2]	19,036	18,438	1,984	14,643	1,811	18,757	17,645	2,042	13,663	1,940
Long-term payables[3]	6	6	—	—	6	7	7	—	—	7
Consumers
Assets
Long-term receivables[1]	$6	$5	$—	$—	$5	$7	$6	$—	$—	$6
Notes receivable – related party[4]	89	89	—	—	89	90	90	—	—	90
Liabilities
Long-term debt[5]	12,769	12,209	—	10,398	1,811	12,097	11,031	—	9,091	1,940
Long-term debt – related party[6]	1,005	649	—	649	—	1,005	657	—	657	—
Long-term payables	1	1	—	—	1	2	2	—	—	2

1Includes current portion of long-term accounts receivable and notes receivable of $2 million at June 30, 2026 and $3 million at December 31, 2025.
2Includes current portion of long-term debt of $864 million at June 30, 2026 and $950 million at December 31, 2025.
3Includes current portion of long-term payables of $1 million at June 30, 2026 and $2 million at December 31, 2025.
4Includes current portion of notes receivable – related party of $7 million at June 30, 2026 and December 31, 2025.
5Includes current portion of long-term debt of $461 million at June 30, 2026 and $573 million at December 31, 2025.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2026	2025	2026	2025	2026	2025	2026	2025
CMS Energy, including Consumers
Net periodic credit
Service cost	$6	$7	$12	$13	$2	$2	$4	$4
Interest cost	25	27	50	54	9	11	19	22
Expected return on plan assets	(59)	(57)	(119)	(114)	(31)	(28)	(62)	(56)
Amortization of:
Net loss	3	2	7	5	—	1	—	2
Prior service cost (credit)	1	1	2	2	(8)	(8)	(16)	(17)
Settlement loss	2	2	5	5	—	—	—	—
Net periodic credit	$(22)	$(18)	$(43)	$(35)	$(28)	$(22)	$(55)	$(45)
Consumers
Net periodic credit
Service cost	$6	$6	$12	$12	$2	$2	$4	$4
Interest cost	24	25	47	51	9	11	19	21
Expected return on plan assets	(56)	(54)	(112)	(108)	(29)	(26)	(58)	(52)
Amortization of:
Net loss	3	3	6	5	—	1	—	2
Prior service cost (credit)	1	1	2	2	(8)	(9)	(16)	(17)
Settlement loss	2	2	5	5	—	—	—	—
Net periodic credit	$(20)	$(17)	$(40)	$(33)	$(26)	$(21)	$(51)	$(42)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years. At June 30, 2026, CMS Energy, including Consumers, had deferred $4 million of pension credits and $6 million of OPEB credits under this mechanism related to 2026 expense. At June 30, 2025, CMS Energy, including Consumers, had deferred less than $1 million of pension credits and $5 million of OPEB credits under this mechanism related to 2025 expense.

8:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2026	2025
CMS Energy, including Consumers
Income tax expense at statutory rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal income tax effect[1]	5.5	7.2
Tax credits
Renewable energy tax credits	(5.5)	(5.7)
Other	(0.6)	(0.2)
Nontaxable or nondeductible items	0.2	0.2
Changes in unrecognized tax benefits[2]	3.9	0.5
Other adjustments
Taxes attributable to noncontrolling interests	4.3	1.3
TCJA excess deferred taxes	(3.3)	(3.6)
Property differences	(1.4)	(0.5)
Other, net	(0.1)	0.2
Effective tax rate	24.0%	20.4%
Consumers
Income tax expense at statutory rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal income tax effect[1]	4.6	6.7
Tax credits
Renewable energy tax credits	(4.3)	(3.3)
Other	(0.5)	(0.4)
Nontaxable or nondeductible items	0.2	0.2
Changes in unrecognized tax benefits[2]	3.0	0.4
Other adjustments
TCJA excess deferred taxes	(2.5)	(3.0)
Property differences	(1.1)	(0.3)
Other, net	0.2	(0.3)
Effective tax rate	20.6%	21.0%

1    In June 2025, state deferred tax balances were increased by $12 million to reflect a change in Illinois tax policy that establishes nexus for Consumers. The policy change is effective for tax years beginning January 1, 2026.
2    The change in unrecognized tax benefits was primarily associated with Consumers’ state income tax claim.
State Income Tax Claim: In February 2025, CMS Energy received an adverse ruling from the Michigan Tax Tribunal in regards to the methodology of state apportionment for Consumers’ electricity sales to MISO. In March 2025, CMS Energy filed an appeal with the Michigan Court of Appeals. The Court issued an opinion in the appeal in February 2026, affirming the Michigan Tax Tribunal’s ruling. In June 2026, CMS Energy filed a request for leave to appeal the Michigan Court of Appeals’ decision to the

Michigan Supreme Court. CMS Energy is currently awaiting the Court’s decision on whether to grant review.
CMS Energy and Consumers evaluated and increased their uncertain tax positions associated with this matter, recognizing a $19 million increase to income tax expense during 2026. While CMS Energy and Consumers are confident in the merits of their position, if the appeal to the Michigan Supreme Court was unsuccessful, the companies would be required to revise the estimated value of their state deferred tax liabilities, which could result in a material impact to their results of operations.
9:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2026	2025	2026	2025
Income available to common stockholders
Income from continuing operations	$96	$193	$373	$488
Less loss attributable to noncontrolling interests	(24)	(8)	(87)	(17)
Less preferred stock dividends	3	3	5	5
Income from continuing operations available to common stockholders – basic and diluted	$117	$198	$455	$500
Average common shares outstanding
Weighted-average shares – basic	310.2	298.5	308.3	298.4
Add dilutive nonvested stock awards	0.3	0.6	0.3	0.6
Add dilutive contingently convertible securities	0.3	—	0.3	—
Weighted-average shares – diluted	310.8	299.1	308.9	299.0
Income from continuing operations per average common share available to common stockholders
Basic	$0.38	$0.67	$1.48	$1.68
Diluted	0.37	0.66	1.47	1.67
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

Forward Equity Sale Contracts
CMS Energy has entered and settled forward equity sale contracts. These forward equity sale contracts are non-participating securities. While the forward sale price in the forward equity sale contract is decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract does not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. The impact to diluted EPS was de minimis.
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

10:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2026	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,333	$386	$—	$1,719
Other	—	—	89	89
Revenue recognized from contracts with customers	$1,333	$386	$89	$1,808
Leasing income	—	—	14	14
Financing income	3	2	—	5
Consumers alternative-revenue programs	2	—	—	2
Total operating revenue – CMS Energy	$1,338	$388	$103	$1,829
Consumers
Consumers utility revenue
Residential	$629	$279		$908
Commercial	467	81		548
Industrial	188	7		195
Other	49	19		68
Revenue recognized from contracts with customers	$1,333	$386		$1,719
Financing income	3	2		5
Alternative-revenue programs	2	—		2
Total operating revenue – Consumers	$1,338	$388		$1,726
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $9 million for the three months ended June 30, 2026.

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

In Millions
Six Months Ended June 30, 2026	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,698	$1,628	$—	$4,326
Other	—	—	157	157
Revenue recognized from contracts with customers	$2,698	$1,628	$157	$4,483
Leasing income	—	—	64	64
Financing income	5	4	—	9
Consumers alternative-revenue programs	3	—	—	3
Total operating revenue – CMS Energy	$2,706	$1,632	$221	$4,559
Consumers
Consumers utility revenue
Residential	$1,292	$1,169		$2,461
Commercial	915	356		1,271
Industrial	390	40		430
Other	101	63		164
Revenue recognized from contracts with customers	$2,698	$1,628		$4,326
Financing income	5	4		9
Alternative-revenue programs	3	—		3
Total operating revenue – Consumers	$2,706	$1,632		$4,338
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $46 million for the six months ended June 30, 2026.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $7 million for the three months ended June 30, 2026 and $8 million for the three months ended June 30, 2025. CMS Energy and Consumers recorded uncollectible accounts expense of $20 million for the six months ended June 30, 2026 and 2025.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $429 million at June 30, 2026 and $659 million at December 31, 2025.
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
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•NorthStar Clean Energy, consisting of various subsidiaries engaging in domestic independent power production and the marketing of independent power production
CMS Energy presents corporate interest, other expenses, and Consumers’ other consolidated entities within other reconciling items.
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

In Millions
Three Months Ended June 30, 2026	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,338		$388		$103	$1,829	$—	$1,829
Operating expenses
Power supply cost[1]	517		—		56	573	—	573
Cost of gas sold	—		102		—	102	—	102
Maintenance and other operating expenses	308		121		30	459	5	464
Depreciation and amortization	236		57		15	308	—	308
General taxes	78		36		3	117	1	118
Total operating expenses	1,139		316		104	1,559	6	1,565
Operating Income (Loss)	199		72		(1)	270	(6)	264
Other income	46		23		3	72	3	75
Interest charges	86		58		4	148	62	210
Income (Loss) Before Income Taxes	159		37		(2)	194	(65)	129
Income tax expense (benefit)	21		10		5	36	(3)	33
Income (Loss) From Continuing Operations	138		27		(7)	158	(62)	96
Other segment items[2]	(1)		—		25	24	(3)	21
Net Income (Loss) Available to Common Stockholders	$137		$27		$18	$182	$(65)	$117
Property, plant, and equipment, gross	$22,595	[3]	$14,548	[3]	$2,058	$39,201	$26	$39,227
Total assets	23,926	[3]	14,193	[3]	2,689	40,808	97	40,905
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended June 30, 2026	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,338		$388		$1,726	$—	$1,726
Operating expenses
Power supply cost[1]	517		—		517	—	517
Cost of gas sold	—		102		102	—	102
Maintenance and other operating expenses	308		121		429	—	429
Depreciation and amortization	236		57		293	—	293
General taxes	78		36		114	—	114
Total operating expenses	1,139		316		1,455	—	1,455
Operating Income	199		72		271	—	271
Other income	46		23		69	—	69
Interest charges	86		58		144	—	144
Income Before Income Taxes	159		37		196	—	196
Income tax expense	21		10		31	7	38
Net Income (Loss)	138		27		165	(7)	158
Other segment items[2]	(1)		—		(1)	—	(1)
Net Income (Loss) Available to Common Stockholder	$137		$27		$164	$(7)	$157
Property, plant, and equipment, gross	$22,595	[3]	$14,548	[3]	$37,143	$32	$37,175
Total assets	23,979	[3]	14,234	[3]	38,213	53	38,266
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect preferred stock dividends.
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
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect loss attributable to noncontrolling interests and preferred stock dividends.
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
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

Presented in the following tables is financial information by segment:

In Millions
Six Months Ended June 30, 2026	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$2,706		$1,632		$221	$4,559	$—	$4,559
Operating expenses
Power supply cost[1]	1,117		—		147	1,264	—	1,264
Cost of gas sold	—		616		2	618	—	618
Maintenance and other operating expenses	585		260		60	905	7	912
Depreciation and amortization	469		224		27	720	—	720
General taxes	157		127		6	290	1	291
Total operating expenses	2,328		1,227		242	3,797	8	3,805
Operating Income (Loss)	378		405		(21)	762	(8)	754
Other income	89		46		10	145	5	150
Interest charges	169		114		6	289	124	413
Income (Loss) Before Income Taxes	298		337		(17)	618	(127)	491
Income tax expense (benefit)	50		90		12	152	(34)	118
Income (Loss) From Continuing Operations	248		247		(29)	466	(93)	373
Other segment items[2]	(1)		—		88	87	(5)	82
Net Income (Loss) Available to Common Stockholders	$247		$247		$59	$553	$(98)	$455
Property, plant, and equipment, gross	$22,595	[3]	$14,548	[3]	$2,058	$39,201	$26	$39,227
Total assets	23,926	[3]	14,193	[3]	2,689	40,808	97	40,905
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Six Months Ended June 30, 2026	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$2,706		$1,632		$4,338	$—	$4,338
Operating expenses
Power supply cost[1]	1,117		—		1,117	—	1,117
Cost of gas sold	—		616		616	—	616
Maintenance and other operating expenses	585		260		845	—	845
Depreciation and amortization	469		224		693	—	693
General taxes	157		127		284	—	284
Total operating expenses	2,328		1,227		3,555	—	3,555
Operating Income	378		405		783	—	783
Other income	89		46		135	—	135
Interest charges	169		114		283	—	283
Income Before Income Taxes	298		337		635	—	635
Income tax expense (benefit)	50		90		140	(9)	131
Net Income	248		247		495	9	504
Other segment items[2]	(1)		—		(1)	—	(1)
Net Income Available to Common Stockholder	$247		$247		$494	$9	$503
Property, plant, and equipment, gross	$22,595	[3]	$14,548	[3]	$37,143	$32	$37,175
Total assets	23,979	[3]	14,234	[3]	38,213	53	38,266
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect preferred stock dividends.
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
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect loss attributable to noncontrolling interests and preferred stock dividends.
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
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
12:    Variable Interest Entities
Consolidated VIEs: In June 2026, NorthStar Clean Energy sold to a tax equity investor a Class A membership interest in HL Solar Holdings, the holding company of a 96‑MW solar generation project being constructed in St. Clair County, Michigan, and the future holding company of a 120‑MW solar generation project being constructed in Hart Township, Michigan. The nameplate capacity of both projects has been committed under long-term renewable energy purchase agreements. The tax equity investor contributed $9 million in June 2026 and will contribute additional amounts upon further completion of the projects. The tax equity financing will also incorporate the sale of investment tax credits once the projects are placed into service for tax purposes, expected later in 2026.
NorthStar Clean Energy consolidates this and other entities that it does not wholly own, but for which it manages and controls the entities’ operating activities. NorthStar Clean Energy is the primary beneficiary of these entities because it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies.

Presented in the following table is information about the VIEs NorthStar Clean Energy consolidates:

Consolidated VIE	NorthStar Clean Energy’s ownership interest	Description of VIE
Aviator Wind Equity Holdings	51-percent ownership interest[1]	Holds a Class B membership interest in Aviator Wind
Aviator Wind	Class B membership interest[2]	Holding company of a 525-MW wind generation project in Coke County, Texas
BG Solar Holdings[3]	Class B membership interest[2]	Holding company of a 200-MW solar generation project in Branch County, Michigan
Delta Solar Equity Holdings	50-percent ownership interest[1]	Holding company of a 24-MW solar generation project in Delta Township, Michigan
HL Solar Holdings	Class B membership interest[2]	Holding company of a 96‑MW solar generation project in St. Clair County, Michigan and future holding company of a 120‑MW solar generation project in Hart Township, Michigan
Newport Solar Holdings	Class B membership interest[2]	Holding company of a 180‑MW solar generation project in Jackson County, Arkansas
NWO Wind Equity Holdings	50 percent ownership interest[1]	Holds a Class B membership interest in NWO Holdco
NWO Holdco	Class B membership interest[2]	Holding company of a 100-MW wind generation project in Paulding County, Ohio
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
3During 2025, the tax equity investor contributed $15 million and recognized a deemed contribution of $35 million associated with BG Solar Holdings’ sale of investment tax credits related to a portion of the project placed into service for tax purposes in 2025. The remaining portion of the project was placed into service for tax purposes during 2026, and the tax equity investor recognized a deemed contribution of $87 million. In June 2026, the project achieved commercial operation and the tax equity investor contributed an additional $56 million.
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	June 30, 2026	December 31, 2025
Current
Cash and cash equivalents	$29	$20
Restricted cash and cash equivalents	18	19
Accounts receivable	12	42
Prepayments and other current assets	17	5
Non-current
Plant, property, and equipment, net	1,399	1,037
Construction work in progress	170	357
Other non-current assets	7	5
Total assets[1]	$1,652	$1,485
Current
Current portion of long-term debt and finance leases	$38	$65
Accounts payable	33	29
Other current liabilities	1	—
Non-current
Long-term debt	57	118
Non-current portion of finance leases	43	39
AROs	44	38
Other non-current liabilities	7	3
Total liabilities	$223	$292
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise non-current regulatory assets and long-term debt. The carrying value of the regulatory assets on Consumers’ consolidated balance sheets was $489 million at June 30, 2026 and $549 million at December 31, 2025. The carrying value of securitization bonds on Consumers’ consolidated balance sheets was $525 million at June 30, 2026 and $585 million at December 31, 2025.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy, NorthStar Clean Energy, or Consumers. NorthStar Clean Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on CMS Energy’s consolidated balance sheets in the amount of $53 million at June 30, 2026 and $54 million at December 31, 2025.

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
Presented in the following table is a reconciliation of the retention benefit liability recorded in other current liabilities on Consumers’ consolidated balance sheets:

In Millions
Six Months Ended June 30	2026	2025	[1]
Retention benefit liability at beginning of period	$2	$14
Costs deferred as a regulatory asset	7	3
Costs paid or settled	(7)	—
Retention benefit liability at the end of the period	$2	$17
1Includes amounts associated with a retention incentive program established under Consumers’ IRP in connection with the planned retirement of J.H. Campbell in May 2025. Final payments under this program were made in November 2025.
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
In July 2026, Consumers filed exceptions to the proposal for decision issued in the related regulatory proceeding. The filing proposed a state-administered fund that would be established using all financial compensation mechanism revenues received under the PPA, estimated to total approximately $270 million over the term of the agreement. Under the proposal, the fund would be controlled by the State of Michigan and used to support dam safety improvements, emergency response and remediation efforts, and future decommissioning or license surrender obligations associated with the hydroelectric facilities. The proposal is subject to regulatory review and approval.
An order from the MPSC is expected in September 2026. In Consumers’ most recent electric rate cases, the MPSC has approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At June 30, 2026, the net book value of the hydroelectric facilities was immaterial.
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

NorthStar Clean Energy Strategic Divestments: In July 2026, the CMS Energy Board of Directors approved a plan to divest certain renewable projects owned by NorthStar Clean Energy and to exit non-utility renewables development. The projects included in the planned divestiture are primarily non-Michigan-based renewable generation projects. CMS Energy has initiated a sales process for these renewable projects and is evaluating market information and potential indications of interest. CMS Energy expects to classify the related assets and liabilities as held for sale in the third quarter of 2026, as the held-for-sale criteria were not met as of June 30, 2026. CMS Energy could record a material impairment charge in the third quarter of 2026 if expected sale proceeds are insufficient to recover the carrying value of the assets. CMS Energy expects to complete the divestment within twelve months, subject to negotiating contractual terms with a third-party, which would then be subject to regulatory approvals and other customary closing conditions.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2026 to April 30, 2026	—	$—	—	—
May 1, 2026 to May 31, 2026	125	73.27	—	—
June 1, 2026 to June 30, 2026	—	—	—	—
Total	125	$73.27	—	—
1All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan. The value of shares repurchased is based on the market price on the vesting date.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On July 22, 2026, the CMS Energy Board of Directors approved a plan to divest certain renewable projects owned by NorthStar Clean Energy and to exit non-utility renewables development. The projects included in the planned divestiture are primarily non-Michigan-based renewable generation projects. CMS  Energy has initiated a sales process for these renewable projects and is evaluating market information and potential indications of interest. CMS Energy expects to classify the related assets and liabilities as held for sale in the third quarter of 2026, as the held-for-sale criteria were not met as of June 30, 2026.
Upon classification of these assets as held-for-sale, the related disposal group would be required to be measured at the lower of carrying value or fair value less costs to sell. If the estimated fair value less costs to sell of the disposal group is less than its carrying value, impairment charges may be required and CMS Energy could record a material impairment charge in the third quarter of 2026. This impairment determination requires significant judgment and estimates, including assumptions regarding future cash flows, market conditions, power prices, discount rates, operating performance, transaction structure, expected proceeds from the sale process, and costs to sell. These estimates are inherently uncertain and may change.
CMS Energy expects to complete the divestment within 12 months, subject to negotiating contractual terms with a third party, which would then be subject to regulatory approvals and other customary closing conditions. If the divestiture is delayed, modified, or not completed on anticipated terms, or if market conditions for renewable energy assets deteriorate, additional impairment charges, valuation adjustments, or losses on disposition could be required.

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

Exhibits		Description
3.1[1]	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, and as amended from time to time
4.1	—	156th Supplemental Indenture dated as of May 5, 2026, between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed May 5, 2026, and incorporated herein by reference)
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

CMS ENERGY CORPORATION

Dated: July 28, 2026	By:	/s/ Srikanth Maddipati
Srikanth Maddipati
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 28, 2026	By:	/s/ Srikanth Maddipati
Srikanth Maddipati
Executive Vice President and Chief Financial Officer