Form 10-Q
period 2026-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2026-10-27
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 12, 2026:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	313,625,618
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended September 30, 2026

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
Coal combustion residual

CCRMU
Coal Combustion Residuals Management Unit

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
Michigan Public Service Commission

MW
Megawatt, a unit of energy equal to 1 million watts

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
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, and supply chain disruptions
•the impact of new or modified regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•federal or executive actions, the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the financial compensation mechanism, the environment, regulation or deregulation, reliability, health care reforms, taxes, tax credits, accounting matters, tariffs, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies, regulations, or tariffs; accidents; explosions; physical disasters; global pandemics; cyber incidents; physical or cyberattacks; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies and/or convert economic development opportunities
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and energy and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•the ability of CMS Energy and Consumers to execute their financing strategies
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, political, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, the creation of municipal utilities, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to meet the renewable or clean energy standards required by the 2023 Energy Law or to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Electric Supply Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Electric Supply Plan
•the ability to meet increases in electric demand associated with data centers, or alternatively, the risk that anticipated demand growth from data center expansion may not materialize as expected
•changes associated with artificial intelligence technologies and related sectors, including the risk that a significant decline in investor confidence could lead to broader economic disruption, reductions in customer demand, tightening of capital markets, higher financing costs, or other downstream impacts
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, basis risk, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material availability, quality, and pricing, tariffs, embargoes on equipment, supply chain disruptions, schedule delays, interconnection delays, availability of qualified construction personnel, zoning, siting, permitting, acquisition of property rights, community opposition, environmental regulations, performance of contractors and counterparties, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on IT backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement and integrate technology successfully, including artificial intelligence
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the ability to successfully complete asset sales and other significant transactions, including within expected timeframes, and to realize the expected benefits of such transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of technology, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts

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
•increased the renewable energy standard from 15 percent to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO can be applied to meeting this standard, with certain limitations
•established a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero‑carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, qualify as clean energy sources under this standard

•enhanced existing incentives for energy efficiency programs and returns earned on new clean or renewable PPAs
•created a new energy storage standard, requiring electric utilities to file plans by 2029 to help achieve a statewide target of 2,500 MW
•expanded the statutory cap on distributed generation resources to 10 percent of the electric utility’s five‑year average peak load
Consumers’ Electric Supply Plan, its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers, is outlined in its IRP and incorporates Consumers’ REP. In September 2026, Consumers updated its Electric Supply Plan by filing an IRP with the MPSC. The IRP presents a 20‑year plan designed to meet Michigan’s growing energy needs through a balanced portfolio of natural gas generation, solar, wind, battery and pumped storage, PPAs, and customer programs. The plan is intended to maintain reliability and affordability while achieving the requirements of Michigan’s 2023 Energy Law. The resources and other components included in the IRP are subject to MPSC approval.
To meet these objectives, Consumers is pursuing a multi-faceted strategy. This strategy involves taking steps to end the use of coal. Consumers obtained MPSC approval to retire J.H. Campbell, totaling 1,407 MW of nameplate capacity. The retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy. For a more detailed discussion of the emergency orders, see Consumers Electric Utility Outlook and Uncertainties—J.H. Campbell Emergency Orders and Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters.
To maintain reliability during the transition, Consumers purchased the Covert Generating Station, representing 1,200 MW of nameplate capacity, in 2023. Consumers’ updated IRP also includes two proposed natural gas-fueled generating plants totaling approximately 1,375 MW of nameplate capacity. Both facilities are proposed to be placed in service in 2031 and would use existing industrial sites and grid infrastructure, supplemented by necessary natural gas interconnection and related infrastructure improvements.
The updated IRP includes more than 19 GW of additional renewable and clean energy resources through 2040, including solar, wind, energy storage, and a proposed long-term PPA for clean energy. These resources would be added over time to support customer needs and compliance with Michigan’s renewable and clean energy standards. The portfolio also incorporates Consumers’ REP, which was approved by the MPSC in September 2025. These actions support Consumers’ ability to achieve 60‑percent renewable energy by 2035 and 100‑percent clean energy by 2040, and will also contribute to Consumers’ achievement of the emissions-reduction goals discussed below.
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
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following goals for the five‑year period 2023 through 2027:
•to enhance, restore, or protect 6,500 acres of land through 2027; Consumers surpassed this goal during the three‑year period 2023 through 2025 and enhanced, restored, or protected 6,700 acres of land

•to reduce water usage by 1.7 billion gallons through 2027; Consumers surpassed this goal during the three‑year period 2023 through 2025 by reducing water usage by more than 1.9 billion gallons
•to annually divert a minimum of 90 percent of waste from landfills (through waste reduction, recycling, and reuse); during 2025, Consumers’ rate of waste diverted from landfills was 93 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, executive, and regulatory initiatives, including those related to regulation and reporting of greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with a triple-bottom-line approach that focuses on people, planet, and prosperity.
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
For the nine months ended September 30, 2026, CMS Energy’s net income available to common stockholders was $576 million and diluted EPS were $1.86. This compares with net income available to common stockholders of $775 million and diluted EPS of $2.59 for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, impairment, disposal, and exit costs associated with planned divestments at NorthStar Clean Energy were offset partially by earnings contributions from NorthStar Clean Energy’s ongoing operations and Consumers’ electric and gas rate increases. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to delivering safe, reliable, affordable, clean, and equitable energy in service of their customers and positively impacting the triple bottom line of people, planet, and prosperity. During the first nine months of 2026, CMS Energy and Consumers:
•filed an updated IRP presenting a 20‑year Electric Supply Plan designed to meet Michigan’s growing energy needs through a balanced portfolio of natural gas generation, solar, wind, battery and pumped storage resources, PPAs, and customer programs while maintaining reliability and affordability
•received recognition for economic development leadership, as Consumers was named a 2026 Top Utility in Economic Development by Site Selection magazine, reflecting efforts from 2025 that contributed to almost $5 billion of corporate facility investment and nearly 5,000 jobs created within its service territory
•invested more than $90 million in electric reliability improvements through 1,001 projects across 55 counties, strengthening electric infrastructure and supporting safe and reliable service for customers

•advanced land stewardship efforts by exceeding a 6,500‑acre restoration goal ahead of schedule, restoring 6,700 acres and expanding public access to more than 100 acres of utility-owned land across more than 80 Michigan communities
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades, replacements, and clean generation. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program, which is subject to approval through general rate case and other MPSC proceedings, is expected to result in annual rate-base growth of more than 10 percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer bills.
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
2026 Electric Rate Case: In June 2026, Consumers filed an application with the MPSC seeking a rate increase of $481 million made up of two components. First, Consumers requested a $456 million annual rate increase, based on a 10.25‑percent return on equity for the projected 12‑month period ending April 30, 2028. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability. Second, Consumers requested approval of a $25 million surcharge for the recovery of distribution investments made during the 12 months ended February 28, 2026 that exceeded the rate amounts authorized in accordance with previous electric rate orders. The MPSC must issue a final order in this case before or in April 2027. In October 2026, Consumers revised its requested position to $468 million.
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
2025 Gas Rate Case: In December 2025, Consumers filed an application with the MPSC seeking an annual rate increase of $240 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2027. In June 2026, Consumers revised its requested increase to $232 million. In October 2026, the MPSC issued an order authorizing an annual rate increase of $139 million, based on a 9.80‑percent authorized return on equity. The new rates become effective in November 2026.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2026	2025	Change	2026	2025	Change
Net Income Available to Common Stockholders	$121	$275	$(154)	$576	$775	$(199)
Basic Earnings Per Average Common Share	$0.39	$0.92	$(0.53)	$1.86	$2.59	$(0.73)
Diluted Earnings Per Average Common Share	$0.39	$0.92	$(0.53)	$1.86	$2.59	$(0.73)

In Millions
	Three Months Ended			Nine Months Ended
September 30	2026	2025	Change	2026	2025	Change
Electric Utility	$399	$326	$73	$646	$617	$29
Gas Utility	13	—	13	260	238	22
NorthStar Clean Energy	(193)	11	(204)	(134)	15	(149)
Corporate interest and other	(98)	(62)	(36)	(196)	(95)	(101)
Net Income Available to Common Stockholders	$121	$275	$(154)	$576	$775	$(199)

Presented in the following table is a summary of changes to net income available to common stockholders for the three and nine months ended September 30, 2026 versus 2025:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2025		$275		$775
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$12		$(21)
Gas sales	5		—
Electric rate increase	41		104
Gas rate increase, offset partially by the absence of ASP sale gain amortization	19		93
Higher other income, net of expenses, due primarily to AFUDC	16		46
Absence of coal-fueled generation costs[1]	—		16
Lower (higher) income tax expenses	(4)		2
Higher depreciation and amortization	(14)		(56)
Lower (higher) service restoration costs[2]	36		(34)
Higher other maintenance and operating expenses	(16)		(31)
Higher property taxes, reflecting higher capital spending	(4)		(23)
Lower (higher) IT expenses, including early-phase ERP implementation costs	2		(18)
Higher interest charges	(3)		(16)
Higher vegetation management costs	(4)		(11)
		$86		$51
NorthStar Clean Energy		(204)		(149)
Corporate interest and other		(36)		(101)
September 30, 2026		$121		$576
1See Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters—J.H. Campbell Emergency Orders.
2See Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters—Service Restoration Cost Deferral.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and nine months ended September 30, 2026 versus 2025:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2025		$326		$617
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$41		$104
Higher (lower) revenue due to volume and sales mix	18		(11)
Lower energy waste reduction program revenues	(11)		(27)
Lower other revenues	(6)		(10)
		$42		$56
Maintenance and other operating expenses
Lower (higher) service restoration costs[2]	36		(34)
Lower (higher) IT expenses, including early-phase ERP implementation costs	2		(18)
Higher vegetation management costs	(4)		(11)
Absence of coal-fueled generation costs[3]	—		16
Lower energy waste reduction program costs	11		27
Higher other maintenance and operating expenses	(16)		(15)
		29		(35)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(12)		(38)
General taxes
Higher property taxes, reflecting higher capital spending		(4)		(15)
Other income, net of expenses
Higher AFUDC due primarily to the REP[4]	16		44
Lower other income, net of expenses	(4)		(6)
		12		38
Interest charges
Higher AFUDC interest due primarily to the REP[4]	7		19
Higher debt expense	(9)		(20)
Lower other interest charges	7		8
		5		7
Income taxes
Decrease (increase) in tax reserves[5]	3		(9)
Higher electric utility pre-tax earnings	(19)		(3)
Absence of change in state tax law[5]	—		8
Renewable energy tax credits	7		8
Lower other income taxes	10		12
		1		16
September 30, 2026		$399		$646

1For the three months ended September 30, deliveries to end-use customers were 10.7 billion kWh in 2026 and 10.4 billion kWh in 2025. For the nine months ended September 30, deliveries to end-use customers were 28.7 billion kWh in 2026 and 28.4 billion kWh in 2025.
2See Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters—Service Restoration Cost Deferral.
3See Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters—J.H. Campbell Emergency Orders.
4The MPSC authorized Consumers to record AFUDC on REP construction work in progress beginning in 2026. Previously, Consumers recognized a current return on construction work in progress.
5See Notes to the Unaudited Consolidated Financial Statements—Note 8, Income Taxes.
Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and nine months ended September 30, 2026 versus 2025:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2025		$—		$238
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$22		$112
Higher other revenues	5		—
		$27		$112
Maintenance and other operating expenses
Absence of ASP sale gain amortization[2]	(3)		(19)
Higher maintenance and other operating expenses	—		(16)
		(3)		(35)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(2)		(18)
General taxes
Higher property taxes, reflecting higher capital spending		—		(8)
Other income, net of expenses		4		8
Interest charges		(8)		(23)
Income taxes
Decrease (increase) in tax reserves[3]	1		(5)
Higher gas utility pre-tax earnings	(4)		(9)
Absence of change in state tax law[3]	—		4
Higher other income taxes	(2)		(4)
		(5)		(14)
September 30, 2026		$13		$260
1For the three months ended September 30, deliveries to end-use customers were 30 Bcf in 2026 and in 2025. For the nine months ended September 30, deliveries to end-use customers were 211 Bcf in 2026 and 213 Bcf in 2025.

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
3See Notes to the Unaudited Consolidated Financial Statements—Note 8, Income Taxes.
NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three and nine months ended September 30, 2026 versus 2025:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2025	$11	$15
Reasons for the change
Impairment, disposal, and exit costs[1]	$(456)	$(456)
Lower operating earnings	—	(1)
Higher earnings from Michigan renewable projects, reflecting projects achieving commercial operation	116	185
Lower tax expense reflecting lower pre-tax earnings	124	105
Lower other expenses	12	18
September 30, 2026	$(193)	$(134)
1Net of impairment attributable to noncontrolling interests of $102 million. See Notes to the Unaudited Consolidated Financial Statements—Note 14, Exit Activities and Asset Sales.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three and nine months ended September 30, 2026 versus 2025:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2025	$(62)	$(95)
Reasons for the change
Absence of gains on extinguishment of debt	$—	$(72)
Higher interest charges	(4)	(18)
Higher tax expense	(21)	(7)
Lower interest earnings and other	(11)	(4)
September 30, 2026	$(98)	$(196)

Cash Position, Investing, and Financing
At September 30, 2026, CMS Energy had $579 million of consolidated cash and cash equivalents, which included $102 million of restricted cash and cash equivalents and $26 million of cash and cash equivalents classified as current assets held for sale. At September 30, 2026, Consumers had $325 million of consolidated cash and cash equivalents, which included $68 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2025	$1,757
Reasons for the change
Lower net income	$(478)
Non‑cash transactions[1]	498
Favorable impact of changes in core working capital,[2] due primarily to lower PSCR undercollections and higher collections on receivables, offset partially by higher GCR undercollections and timing of payments to vendors	4
Favorable impact of changes in other assets and liabilities, due primarily to higher tax credit sale proceeds, offset partially by final recovery of previously deferred power supply costs and higher property tax payments	17
Nine Months Ended September 30, 2026	$1,798
Consumers
Nine Months Ended September 30, 2025	$1,774
Reasons for the change
Higher net income	$47
Non‑cash transactions[1]	67
Favorable impact of changes in core working capital,[2] due primarily to lower PSCR undercollections and higher collections on receivables, offset partially by higher GCR undercollections and timing of payments to vendors	9
Unfavorable impact of changes in other assets and liabilities, due primarily to final recovery of previously deferred power supply costs, higher property tax payments, and higher income tax payments to CMS Energy	(226)
Nine Months Ended September 30, 2026	$1,671
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments. For CMS Energy, this also includes NorthStar Clean Energy impairment and disposal.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2025	$(2,926)
Reasons for the change
Higher capital expenditures	$(195)
Other investing activities, primarily higher proceeds from sale of assets	10
Nine Months Ended September 30, 2026	$(3,111)
Consumers
Nine Months Ended September 30, 2025	$(2,569)
Reasons for the change
Higher capital expenditures	$(266)
Other investing activities, primarily higher proceeds from sale of assets	10
Nine Months Ended September 30, 2026	$(2,825)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the nine months ended September 30, 2026 versus 2025:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2025	$1,423
Reasons for the change
Lower debt issuances	$(338)
Higher debt retirements	(45)
Lower repayments of notes payable	65
Higher issuances of common stock	157
Higher payments of dividends on common stock	(43)
Higher proceeds from sale of membership interests in VIEs	32
Other financing activities, primarily higher customer advances for construction and lower debt issuance costs	26
Nine Months Ended September 30, 2026	$1,277
Consumers
Nine Months Ended September 30, 2025	$987
Reasons for the change
Higher debt issuances	$624
Higher debt retirements	(120)
Lower repayments of notes payable	65
Repayment of notes payable to CMS Energy	(340)
Higher stockholder contribution from CMS Energy	160
Higher payments of dividends on common stock	(23)
Other financing activities, primarily higher customer advances for construction	15
Nine Months Ended September 30, 2026	$1,368

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 4, Financings and Capitalization—Dividend Restrictions. During the nine months ended September 30, 2026, Consumers paid $672 million in dividends on its common stock to CMS Energy.
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
In 2023, CMS Energy entered into an equity offering program under which it could sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. During the nine months ended September 30, 2026, CMS Energy entered into forward sale agreements and settled all of the remaining forward sale contracts under this program, therefore fully utilizing the program. CMS Energy does not have any remaining capacity available for future issuances under the 2023 equity offering program.
In May 2026, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $3 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. There have been no sales of securities under this program.
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. At September 30, 2026, CMS Energy had $736 million of its revolving credit facility available, NorthStar Clean Energy had $74 million available under its revolving credit facility, and Consumers had $1.4 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2026, there were no commercial paper notes outstanding under this program.

For additional details about these programs and facilities, see Notes to the Unaudited Consolidated Financial Statements—Note 4, Financings and Capitalization.
Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At September 30, 2026, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of September 30, 2026, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.56 to 1.0
NorthStar Clean Energy
Debt to capital[2]	< 0.50 to 1.0	0.13 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	8.78 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	3.10 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.51 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two times the aggregate commitment under the revolving credit agreement at September 30, 2026.
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
Among other things, the 2023 Energy Law:
•increased the renewable energy standard from 15 percent to 50 percent by 2030 and 60 percent by 2035
•established a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero‑carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, qualify as clean energy sources under this standard
•created a new energy storage standard, requiring electric utilities to file plans by 2029 to help achieve a statewide target of 2,500 MW; the MPSC Staff has indicated that Consumers’ share of this target is 817 MW
In September 2026, Consumers updated its Electric Supply Plan by filing an IRP with the MPSC. The IRP presents a 20‑year plan designed to meet Michigan’s growing energy needs through a balanced portfolio of natural gas generation, solar, wind, battery and pumped storage, PPAs, and customer programs. The plan is intended to maintain reliability and affordability while achieving the requirements of Michigan’s 2023 Energy Law. The resources and other components included in the IRP are subject to MPSC approval.
To meet these objectives, Consumers is pursuing a multi-faceted strategy:
•Ending the use of coal—Consumers obtained MPSC approval to retire J.H. Campbell in May 2025, totaling 1,407 MW of nameplate capacity, and to recover its remaining book value plus a 9.0‑percent return on equity through regulatory asset treatment upon its retirement. As discussed further below, the retirement of J.H. Campbell is subject to temporary extensions under emergency orders issued by the U.S. Secretary of Energy.
•Resource adequacy and reliability—To maintain reliability during the transition, Consumers purchased the Covert Generating Station, representing 1,200 MW of nameplate capacity, in 2023. Consumers’ updated IRP also includes two proposed natural gas-fueled generating plants totaling approximately 1,375 MW of nameplate capacity. The proposed facilities would include a 456‑MW unit in Bay County, Michigan, and a 919‑MW unit in Genesee County, Michigan. Both facilities are proposed to be placed in service in 2031 and would use existing industrial sites and grid infrastructure, supplemented by necessary natural gas interconnection and related infrastructure improvements.
•PPAs—In September 2025, Consumers entered into a ten‑year PPA with the MCV Partnership for the purchase of up to 1,240 MW of capacity and associated energy from the MCV Facility, effective in June 2030. The IRP also includes a long-term PPA for clean energy intended to support compliance with Michigan’s clean energy standard. As part of the updated IRP, Consumers is seeking MPSC approval of certificates of necessity for the new PPAs.

•Renewable and clean energy expansion—The updated IRP includes more than 19 GW of additional renewable and clean energy resources through 2040, including solar, wind, energy storage, and a proposed long-term PPA for clean energy. These resources would be added over time to support customer needs and compliance with Michigan’s renewable and clean energy standards. The portfolio also incorporates Consumers’ REP, which was approved by the MPSC in September 2025.
•Energy storage investments—Consumers has contracted to purchase 850 MW of capacity from energy storage facilities to be located in Michigan’s Lower Peninsula, with expected commercial operation dates through 2030. The updated IRP contemplates additional energy storage resources and continued use of pumped storage and hydroelectric resources to store and dispatch energy.
•Customer programs—The updated IRP incorporates energy waste reduction, demand response, and other customer-powered energy programs that, collectively, can operate as virtual power plants to reduce energy use, manage peak demand, and lower customer costs. Consumers expects these programs could reduce peak demand by up to 3,100 MW; however, these resources cannot fully replace firm generation needed during extended periods of high demand or when customer resources are unavailable.
Consumers expects to competitively bid new capacity and energy resources, as appropriate, to support a balanced portfolio of renewable, clean, and dispatchable resources. The timing, composition, and cost of the resources proposed in the updated IRP are subject to MPSC approval, future competitive solicitations, permitting, construction, and other developments. Through its IRP, REP, and related customer programs, Consumers seeks to comply with Michigan’s energy requirements while maintaining electric reliability and affordability.
J.H. Campbell Emergency Orders: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under Section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. Subsequently, the U.S. Secretary of Energy issued five additional emergency orders for 90 days each, currently requiring continued operation of J.H. Campbell through November 14, 2026. These orders stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and DOE regulations, the orders authorize Consumers to seek and obtain cost recovery at FERC.
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
From the date the first emergency order became effective through September 30, 2026, the amount Consumers expects to seek recovery from FERC associated with the emergency orders, including amounts already requested, is $303 million after applying MISO revenues of $344 million.
In January 2026, Consumers filed a request at FERC seeking recovery and allocation of the net financial impact of complying with the May 2025 emergency order, which was $42 million after applying MISO revenues of $78 million. FERC approval of this filing, which encompasses recovery sought by the joint owners of J.H. Campbell, remains pending. In July 2026, Consumers filed subsequent requests with FERC seeking recovery and allocation of the net financial impact of complying with the August 2025 and November 2025 emergency orders, which totaled $97 million after applying MISO revenues of $144 million.
Consumers intends to seek recovery and allocation through FERC for additional emergency orders consistent with the recovery sought for the 2025 emergency orders. The ultimate financial impact remains subject to the outcome of the FERC proceedings and any future guidance or interpretation.
Following the May 2025 emergency order, several third-party stakeholders, including the Michigan Attorney General, the Organization of MISO States, and a group of environmental and public interest groups, asked the U.S. Secretary of Energy to reconsider the May 2025 emergency order. In July 2025, after the U.S. Secretary of Energy took no action on those requests, several parties filed petitions for review of the May 2025 emergency order in federal court. In September 2026, the D.C. Circuit Court of Appeals issued an order vacating the May 2025 emergency order, finding that the order was unlawful. The ruling addressed the original May 2025 order and did not invalidate subsequent 90‑day emergency orders. Consumers expects the DOE to appeal the D.C. Circuit Court of Appeals’ opinion. Third parties have initiated legal challenges to several subsequent DOE emergency orders, but the litigation of those orders is still underway.
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
To ensure appropriate staffing levels at J.H. Campbell, Consumers has implemented retention measures and expects to incur up to $4 million during each 90‑day emergency order period. Consumers will seek recovery of these retention costs from FERC, consistent with rate recovery sought for other costs of complying with the emergency orders. For additional details on this program, see Notes to the Unaudited Consolidated Financial Statements—Note 14, Exit Activities and Asset Sales.
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
•Michigan’s economic conditions, including data center expansion; utilization, expansion, or contraction of large commercial and industrial facilities; economic development; population trends; electric vehicle adoption; and housing activity

Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at 10 percent of Consumers’ sales, with certain exceptions. At September 30, 2026, electric deliveries under the ROA program were at the 10‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
In September 2026, Consumers extended its waiver of the statutory deadline applicable to the proceeding to provide additional time for discussions among the parties regarding potential resolution of outstanding matters, resulting in an anticipated MPSC order in November 2026.
In Consumers’ most recent electric rate cases, the MPSC has approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At September 30, 2026, the net book value of the hydroelectric facilities was immaterial.
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
In October 2026, Consumers revised its requested position to $468 million. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected 12-Month Period Ending April 30	2028
Investment in rate base	$244
Operating and maintenance costs	43
Sales and other revenue	59
Cost of capital	97
Subtotal	$443
Surcharge	25
Total	$468
The MPSC must issue a final order in this case before or in April 2027.
Depreciation Rate Case: In December 2025, Consumers filed a depreciation case related to its electric and common utility property. In this case, Consumers requested to increase depreciation expense, and its recovery of that expense, by $34 million annually based on December 31, 2024 balances. The case has been paused pending a decision on the proposed sale of Consumers’ hydroelectric facilities.

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
MATS, emission standards for electric generating units published by the EPA based on Section 112 of the Clean Air Act, continue to apply to Consumers. In February 2026, the EPA issued a final rule repealing changes made to the MATS rule in 2024. The company has complied, and continues to comply, with the MATS regulation, and the repeal will have minimal impacts on Consumers’ electric generating units. Consumers does not expect MATS to impact its environmental strategy materially.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Consumers complies with this regulation and expects it to have minimal financial and operational impact in the near and/or long term.
In 2015, the EPA lowered the NAAQS for ozone, which could make it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in areas designated as nonattainment for this NAAQS. Consumers will continue to monitor developments related to this regulation but does not expect them to have any impact on its generating assets.
In 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2027. Consumers does not have any fossil-fuel-fired generating assets in these counties and therefore does not expect this rule to have significant impacts on its existing generating assets or its clean energy strategy. Consumers will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to its generating assets.
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
In 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources, including Consumers’ electric generation sites and distribution equipment. In February 2026, the EPA finalized a portion of the proposed rule that delayed reporting deadlines for reporting year 2025 from March to October 2026 but did not substantively address whether the program would be retained or eliminated. In October 2026, the EPA issued an interim final action extending the deadline once again for reporting year 2025 to March 2027. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program, which includes Consumers’ fossil-fuel-fired electric generation. This change could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
In 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil‑fueled steam electric generating units. This rule did not address existing combustion turbine electric generating units. In 2025, the EPA issued a proposed rule containing two different pathways to rescind regulation of greenhouse gases from fossil-fueled power plants. In September 2026, the EPA finalized the repeal of portions of the 2024 rule, rescinding carbon capture and storage-based standards, and issued a supplemental proposal to address the remaining parts of the 2024 rule by proposing to rescind all greenhouse gas regulations for fossil-fueled power plants. Consumers does not expect these proposed changes will have any impact on its existing gas- and oil-fueled steam electric generating assets, though it could impact any potential new natural gas-fueled units constructed in the future. Consumers will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations, both present and future.
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
In 2024, the EPA finalized a rule regulating legacy CCR surface impoundments and CCRMUs in response to litigation that exempted inactive impoundments at inactive facilities from the 2015 CCR rule. This 2024 rule adopted minimum standards for impoundments at electric generating facilities that became inactive before the 2015 CCR rule’s effective date. During 2024, owners and operators were required to assess whether an inactive facility contains a legacy surface impoundment and then, for identified locations, proceed with the compliance schedule.
Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, but that do not meet the closure technical and performance standards of the 2024 rule. These include inactive CCR landfills that were previously exempted from regulation but that are now considered CCRMUs. Owners are required to conduct an evaluation at active facilities or any inactive facilities with at least one legacy impoundment to identify CCRMUs and determine an appropriate course of action (closure, groundwater treatment, etc.) for each identified unit according to established compliance milestone schedules. In February 2026, the EPA issued a final rule extending the compliance milestone schedule for CCRMUs. This extension does not have a material impact on Consumers’ compliance strategy.
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
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act of 1940 and changes to permitting may impact operations at Consumers’ facilities. In 2024, the U.S. Fish and Wildlife Service published a final rule providing for bald eagle general permits for qualifying wind farms and electric distribution systems. Consumers has received bald eagle general permits for all its wind farms. While any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, Consumers does not expect any material changes to its environmental strategy or Electric Supply Plan as a result of this rule.
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
•use by electric power producers
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

2025 Gas Rate Case: In December 2025, Consumers filed an application with the MPSC seeking an annual rate increase of $240 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2027. In June 2026, Consumers revised its requested increase to $232 million. In October 2026, the MPSC issued an order authorizing an annual rate increase of $139 million, based on a 9.80‑percent authorized return on equity. The new rates become effective in November 2026.
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
In 2015, the EPA lowered the NAAQS for ozone, which could make it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. Three counties in western Michigan have been designated as “serious” ozone nonattainment. In July 2026, the EPA proposed to redesignate two of the three counties to attainment for the 2015 ozone standard based on updated ozone data. Consumers has one compressor station located in the remaining nonattainment area. Consequently, Consumers is retrofitting equipment at this compressor station to lower NOx emissions.
Following a December 2025 court decision affecting the attainment status of a seven-county area in southeast Michigan, the EPA published a proposal in July 2026 to approve EGLE’s request to redesignate the area to attainment with the 2015 ozone standard. Four of Consumers’ compressor stations are located in these counties, with one station having assets that may be subject to lower NOx emissions if the area were to remain in nonattainment with the 2015 ozone standard. Consumers will continue to monitor the recent court decision’s impact on the seven-county area in southeast Michigan, including resulting agency actions, and the potential impacts to compressor station assets.
Consumers will continue to monitor NAAQS rulemakings and litigation, and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.
In 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2027. Consumers has one compressor station located in Wayne County and will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to the natural gas compressor station assets.

In January 2026, the EPA published a final rule amending new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This final rule requires control equipment for NOx emissions based on turbine size and utilization subcategories. Consumers’ existing combustion turbines are not impacted by this rule, but the rule could apply to any future installations, modifications, or reconstructions of existing turbines at compressor stations.
Greenhouse Gases: Some interest exists at the various levels of government in regulating greenhouse gases or their sources. Future regulations, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use of natural gas. Consumers will continue to monitor such potential rules for impacts.
In September 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by removing the natural gas distribution segment from the reporting obligations under the petroleum and natural gas source category, and proposed to delay the reporting obligations until 2034 for the remaining sources in this category. In February 2026, the EPA finalized a portion of the proposed rule that delayed reporting deadlines for reporting year 2025 from March to October 2026 but did not substantively address whether the program would be retained or eliminated. In October 2026, the EPA issued an interim final action extending the deadline once again for reporting year 2025 to March 2027. If this proposal is finalized as proposed, it could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
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
Consumers has already initiated work in these key areas by continuing to expand its energy waste reduction targets and by offering gas customers the ability to offset their carbon footprint associated with natural gas use by purchasing renewable natural gas or carbon credits associated with Michigan forest preservation. Consumers has commenced operation of two renewable natural gas facilities with another anticipated to reach commercial operation in the fourth quarter. Consumers continues to closely monitor regulatory developments and market conditions as part of its ongoing evaluation of the projects, and will consider future projects with innovative technologies as opportunities arise.
NorthStar Clean Energy Outlook and Uncertainties
In July 2026, the CMS Energy Board of Directors approved a plan to divest certain renewable projects owned by NorthStar Clean Energy and to exit non‑utility renewables development. The projects included in the planned divestment are primarily non‑Michigan-based renewable generation projects totaling over 630 MW of net capacity. CMS Energy launched a sales process for these projects. Certain sales have been completed or are subject to definitive agreements, and CMS Energy is in various stages of negotiations with potential buyers for the remaining projects. At September 30, 2026, the associated assets and liabilities were classified as held for sale and measured at the lower of carrying amount or fair value less costs to sell. CMS Energy also recognized other-than-temporary impairments on its equity method investments and recorded certain restructuring and other associated liabilities. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 14, Exit Activities and Asset Sales.

CMS Energy’s primary focus with respect to its ongoing NorthStar Clean Energy business is to maximize the value of Michigan-based generating assets, which include natural gas and solar generation totaling 1,442 MW of capacity.
In June 2026, NorthStar Clean Energy sold a Class A membership interest in HL Solar Holdings to a tax equity investor. HL Solar Holdings is the holding company of:
•a 100‑MW solar generation project in St. Clair County, Michigan, which achieved commercial operation in August 2026
•a 120‑MW solar generation project in Hart Township, Michigan, which achieved commercial operation in October 2026
The nameplate capacity of both projects has been committed under long-term renewable energy purchase agreements. During the nine months ended September 30, 2026, the tax equity investor contributed $24 million and recognized deemed contributions of $166 million associated with the projects being placed into service for tax purposes. In October 2026, the tax equity investor contributed $34 million and will contribute additional amounts in late 2026.
NorthStar Clean Energy retained a Class B membership interest in HL Solar Holdings. Earnings, tax attributes, and cash flows generated by HL Solar Holdings will be allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios will change over time and will not be representative of the ownership interest percentages of each membership class. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Variable Interest Entities.
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

MATS, emission standards for electric generating units published by the EPA based on Section 112 of the Clean Air Act, continue to apply to one of the NorthStar Clean Energy electric generating sites. In February 2026, the EPA issued a final rule repealing changes made to the MATS rule in 2024. The company has complied, and continues to comply, with the MATS regulation, and the repeal will have minimal impacts on NorthStar Clean Energy’s electric generating units. NorthStar Clean Energy does not expect MATS to impact its environmental strategy materially.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. NorthStar Clean Energy complies with this regulation and expects it to have minimal financial and operational impact in the near and/or long term.
In 2024, the EPA published a lower fine particulate matter NAAQS, which could result in newly designated nonattainment areas in Michigan starting in 2026. In 2025, EGLE proposed nonattainment areas for Kalamazoo and Wayne counties, with a decision by the EPA expected in 2027. NorthStar Clean Energy has two fossil-fuel-fired generating units in these counties and will continue to monitor NAAQS rulemaking and litigation to evaluate potential impacts to its generating assets.
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
In 2015, the EPA lowered the NAAQS for ozone, which could make it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. Following a December 2025 court decision affecting the attainment status of a seven-county area in southeast Michigan, the EPA published a proposal in July 2026 to approve EGLE’s request to redesignate the area to attainment with the 2015 ozone standard. NorthStar Clean Energy, which operates one electric generating station within this area, will continue to monitor the decision’s potential impact.
For additional details regarding the ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In 2025, the EPA proposed a rule to reconsider the Greenhouse Gas Reporting Program by eliminating the reporting obligations from numerous emission sources. Reporting of carbon dioxide to the EPA, however, will continue for sources subject to the Clean Air Act Acid Rain Program. In February 2026, the EPA finalized a portion of the proposed rule that delayed reporting deadlines for reporting year 2025 from March to October 2026 but did not substantively address whether the program would be retained or eliminated. In October 2026, the EPA issued an interim final action extending the deadline once again for reporting year 2025 to March 2027. This change could result in inconsistent approaches in voluntary greenhouse gas accounting for industrial sources.
In 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil‑fueled steam electric generating units. This rule did not address existing combustion turbine electric generating units. In 2025, the EPA issued a proposed rule containing two different pathways to rescind regulation of greenhouse gases from fossil-fueled power plants. In September 2026, the EPA finalized the repeal of portions of the 2024 rule, rescinding carbon capture and storage-based standards, and issued a supplemental proposal to address the remaining parts of the 2024 rule by proposing to rescind all greenhouse gas regulations for fossil-fueled power plants. These actions will not impact NorthStar Clean Energy’s existing facilities. NorthStar Clean Energy will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations, both present and future.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2026	2025	2026	2025
Operating Revenue	$2,183	$2,021	$6,742	$6,306
Operating Expenses
Fuel for electric generation	150	153	474	504
Purchased and interchange power	596	513	1,502	1,332
Purchased power – related parties	16	21	50	69
Cost of gas sold	45	42	663	549
Maintenance and other operating expenses	395	416	1,307	1,218
NorthStar Clean Energy impairment, disposal, and exit costs (Note 14)	525	—	525	—
Depreciation and amortization	298	288	1,018	964
General taxes	111	107	402	378
Total operating expenses	2,136	1,540	5,941	5,014
Operating Income	47	481	801	1,292
Other Income (Expense)
Non-operating retirement benefits, net	49	48	150	137
NorthStar Clean Energy impairment of equity method investments	(33)	—	(33)	—
Other income	43	19	100	128
Other expense	(5)	(5)	(13)	(16)
Total other income	54	62	204	249
Interest Charges
Interest on long-term debt	225	204	645	590
Interest expense – related parties	2	2	8	8
Other interest expense	(3)	—	1	(1)
Allowance for borrowed funds used during construction	(10)	(3)	(27)	(9)
Total interest charges	214	203	627	588
Income (Loss) Before Income Taxes	(113)	340	378	953
Income Tax Expense (Benefit)	(22)	68	96	193
Net Income (Loss)	(91)	272	282	760
Loss Attributable to Noncontrolling Interests, Including Impairment $(102), $—, $(102), and $—	(214)	(5)	(301)	(22)
Net Income Attributable to CMS Energy	123	277	583	782
Preferred Stock Dividends	2	2	7	7
Net Income Available to Common Stockholders	$121	$275	$576	$775
Basic Earnings Per Average Common Share	$0.39	$0.92	$1.86	$2.59
Diluted Earnings Per Average Common Share	$0.39	$0.92	$1.86	$2.59
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2026	2025	2026	2025
Net Income (Loss)	$(91)	$272	$282	$760
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1, $—, $1, and $—	—	1	1	1
Amortization of prior service credit, net of tax of $— for all periods	—	(1)	—	(1)
Other Comprehensive Income	—	—	1	—
Comprehensive Income (Loss)	(91)	272	283	760
Comprehensive Loss Attributable to Noncontrolling Interests	(214)	(5)	(301)	(22)
Comprehensive Income Attributable to CMS Energy	$123	$277	$584	$782
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$282	$760
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,018	964
Deferred income taxes and investment tax credits	81	171
NorthStar Clean Energy impairment and disposal	502	—
Other non‑cash operating activities and reconciling adjustments	(149)	(181)
Changes in assets and liabilities
Accounts receivable and accrued revenue	231	114
Inventories	(142)	(134)
Accounts payable and accrued rate refunds	(111)	(6)
Other current assets and liabilities	5	103
Other non‑current assets and liabilities	81	(34)
Net cash provided by operating activities	1,798	1,757
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,945)	(2,750)
Cost to retire property and other investing activities	(166)	(176)
Net cash used in investing activities	(3,111)	(2,926)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,173	2,511
Retirement of debt	(929)	(884)
Decrease in notes payable	—	(65)
Issuance of common stock	530	373
Payment of dividends on common and preferred stock	(539)	(496)
Proceeds from the sale of membership interests in VIEs	—	44
Proceeds from the sale of membership interest in VIE to tax equity investor	76	—
Other financing costs	(34)	(60)
Net cash provided by financing activities	1,277	1,423
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(36)	254
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	615	178
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$579	$432
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$662	$586
Deemed contribution from sale of membership interest	$166	$—

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2026	December 31 2025
Current Assets
Cash and cash equivalents	$451	$509
Restricted cash and cash equivalents	102	106
Accounts receivable and accrued revenue, less allowance of $42 in 2026 and $27 in 2025	1,137	1,306
Accounts receivable – related parties	15	17
Inventories at average cost
Gas in underground storage	551	427
Materials and supplies	342	329
Generating plant fuel stock	40	35
Deferred property taxes	318	479
Regulatory assets	59	104
Assets held for sale	43	—
Prepayments and other current assets	148	160
Total current assets	3,206	3,472
Plant, Property, and Equipment
Plant, property, and equipment, gross	39,300	37,763
Less accumulated depreciation and amortization	10,468	10,135
Plant, property, and equipment, net	28,832	27,628
Construction work in progress	3,108	3,052
Total plant, property, and equipment	31,940	30,680
Other Non‑current Assets
Regulatory assets	3,381	3,355
Accounts receivable	17	18
Investments	29	61
Postretirement benefits	2,101	1,957
Assets held for sale	783	—
Other	226	398
Total other non‑current assets	6,537	5,789
Total Assets	$41,683	$39,941

LIABILITIES AND EQUITY
In Millions
	September 30 2026	December 31 2025
Current Liabilities
Current portion of long-term debt and finance leases	$1,258	$956
Accounts payable	1,326	1,395
Accounts payable – related parties	6	9
Accrued rate refunds	—	28
Accrued interest	227	182
Accrued taxes	225	708
Regulatory liabilities	95	85
Liabilities held for sale	14	—
Other current liabilities	237	185
Total current liabilities	3,388	3,548
Non‑current Liabilities
Long-term debt	18,743	17,807
Non-current portion of finance leases	206	135
Regulatory liabilities	4,149	4,091
Postretirement benefits	92	95
AROs	778	792
Deferred investment tax credit	168	118
Deferred income taxes	3,306	3,252
Liabilities held for sale	87	—
Other non‑current liabilities	471	392
Total non‑current liabilities	28,000	26,682
Commitments and Contingencies (Notes 2, 3, and 8)
Equity
Common stockholders’ equity
Common stock, authorized 700.0 shares in 2026 and 350.0 shares in 2025; outstanding 313.6 shares in 2026 and 306.4 shares in 2025	3	3
Other paid-in capital	7,046	6,510
Accumulated other comprehensive loss	(35)	(36)
Retained earnings	2,488	2,443
Total common stockholders’ equity	9,502	8,920
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	9,726	9,144
Noncontrolling interests	569	567
Total equity	10,295	9,711
Total Liabilities and Equity	$41,683	$39,941
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2026	2025	2026	2025
Total Equity at Beginning of Period	$10,399	$8,971	$9,711	$8,748
Common Stock
At beginning and end of period	3	3	3	3
Other Paid-in Capital
At beginning of period	7,036	5,998	6,510	6,009
Common stock issued	10	358	550	393
Common stock repurchased	—	(1)	(14)	(13)
Adjustment for sale of membership interests in VIEs	—	—	—	(34)
At end of period	7,046	6,355	7,046	6,355
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(35)	(41)	(36)	(41)
Amortization of net actuarial loss	—	1	1	1
Amortization of prior service credit	—	(1)	—	(1)
At end of period	(35)	(41)	(35)	(41)
Retained Earnings
At beginning of period	2,546	2,210	2,443	2,035
Net income attributable to CMS Energy	123	277	583	782
Dividends declared on common stock	(179)	(162)	(531)	(487)
Dividends declared on preferred stock	(2)	(2)	(7)	(7)
At end of period	2,488	2,323	2,488	2,323
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224	224	224
Noncontrolling Interests
At beginning of period	625	577	567	518
Impact of sale and deconsolidation of VIE	(12)	—	(12)	—
Sale of membership interests in VIEs	—	—	—	78
Sale of membership interest in VIE to tax equity investor	172	—	324	—
Loss attributable to noncontrolling interests, including impairment $(102), $—, $(102), and $—	(214)	(5)	(301)	(22)
Other changes in noncontrolling interests	(2)	(5)	(9)	(7)
At end of period	569	567	569	567
Total Equity at End of Period	$10,295	$9,431	$10,295	$9,431
Dividends declared per common share	$0.5700	$0.5425	$1.7100	$1.6275
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625	$0.7875	$0.7875
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2026	2025	2026	2025
Operating Revenue	$2,038	$1,913	$6,376	$6,007
Operating Expenses
Fuel for electric generation	110	113	340	419
Purchased and interchange power	551	490	1,404	1,219
Purchased power – related parties	16	21	50	69
Cost of gas sold	43	40	659	545
Maintenance and other operating expenses	362	388	1,207	1,137
Depreciation and amortization	288	274	981	925
General taxes	108	104	392	369
Total operating expenses	1,478	1,430	5,033	4,683
Operating Income	560	483	1,343	1,324
Other Income (Expense)
Non-operating retirement benefits, net	45	44	140	128
Other income	31	15	81	44
Other expense	(4)	(4)	(14)	(11)
Total other income	72	55	207	161
Interest Charges
Interest on long-term debt	150	135	422	388
Interest expense – related parties	11	10	37	30
Other interest expense	(2)	3	—	6
Allowance for borrowed funds used during construction	(10)	(3)	(27)	(8)
Total interest charges	149	145	432	416
Income Before Income Taxes	483	393	1,118	1,069
Income Tax Expense	92	79	223	221
Net Income	391	314	895	848
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Stockholder	$391	$314	$894	$847
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2026	2025	2026	2025
Net Income	$391	$314	$895	$848
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	1	—	1	—
Other Comprehensive Income	1	—	1	—
Comprehensive Income	$392	$314	$896	$848
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2026	2025
Cash Flows from Operating Activities
Net income	$895	$848
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	981	925
Deferred income taxes and investment tax credits	103	57
Other non‑cash operating activities and reconciling adjustments	(146)	(111)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	243	124
Inventories	(150)	(137)
Accounts payable and accrued rate refunds	(96)	1
Other current assets and liabilities	(70)	121
Other non-current assets and liabilities	(89)	(54)
Net cash provided by operating activities	1,671	1,774
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,655)	(2,389)
Cost to retire property and other investing activities	(170)	(180)
Net cash used in investing activities	(2,825)	(2,569)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,747	1,123
Retirement of debt	(220)	(100)
Decrease in notes payable	—	(65)
Decrease in notes payable – related parties	(340)	—
Stockholder contribution	855	695
Payment of dividends on common and preferred stock	(673)	(650)
Other financing costs	(1)	(16)
Net cash provided by financing activities	1,368	987
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	214	192
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	111	119
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$325	$311
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$569	$453
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2026	December 31 2025
Current Assets
Cash and cash equivalents	$257	$25
Restricted cash and cash equivalents	68	86
Accounts receivable and accrued revenue, less allowance of $29 in 2026 and $27 in 2025	951	1,210
Accounts and notes receivable – related parties	9	15
Inventories at average cost
Gas in underground storage	551	427
Materials and supplies	333	316
Generating plant fuel stock	40	31
Deferred property taxes	318	479
Regulatory assets	59	104
Prepayments and other current assets	111	132
Total current assets	2,697	2,825
Plant, Property, and Equipment
Plant, property, and equipment, gross	38,381	36,120
Less accumulated depreciation and amortization	10,369	9,842
Plant, property, and equipment, net	28,012	26,278
Construction work in progress	2,848	2,354
Total plant, property, and equipment	30,860	28,632
Other Non-current Assets
Regulatory assets	3,381	3,355
Accounts receivable	22	24
Accounts and notes receivable – related parties	86	88
Postretirement benefits	1,955	1,821
Other	203	346
Total other non-current assets	5,647	5,634
Total Assets	$39,204	$37,091

LIABILITIES AND EQUITY
In Millions
	September 30 2026	December 31 2025
Current Liabilities
Current portion of long-term debt and finance leases	$470	$579
Notes payable – related parties	—	340
Accounts payable	1,219	1,229
Accounts payable – related parties	12	14
Accrued rate refunds	—	28
Accrued interest	165	149
Accrued taxes	258	747
Regulatory liabilities	95	85
Other current liabilities	147	163
Total current liabilities	2,366	3,334
Non-current Liabilities
Long-term debt	13,152	11,524
Long-term debt – related parties	1,005	1,005
Non-current portion of finance leases	176	81
Regulatory liabilities	4,149	4,091
Postretirement benefits	67	70
AROs	768	753
Deferred investment tax credit	168	118
Deferred income taxes	3,277	3,201
Other non-current liabilities	420	336
Total non-current liabilities	23,182	21,179
Commitments and Contingencies (Notes 2, 3, and 8)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	9,949	9,094
Accumulated other comprehensive loss	(12)	(13)
Retained earnings	2,841	2,619
Total common stockholder’s equity	13,619	12,541
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	13,656	12,578
Total Liabilities and Equity	$39,204	$37,091
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2026	2025	2026	2025
Total Equity at Beginning of Period	$13,488	$11,698	$12,578	$11,431
Common Stock
At beginning and end of period	841	841	841	841
Other Paid-in Capital
At beginning of period	9,949	8,324	9,094	8,174
Stockholder contribution	—	545	855	695
At end of period	9,949	8,869	9,949	8,869
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(13)	(11)	(13)	(11)
Amortization of net actuarial loss	1	—	1	—
At end of period	(12)	(11)	(12)	(11)
Retained Earnings
At beginning of period	2,674	2,507	2,619	2,390
Net income	391	314	895	848
Dividends declared on common stock	(224)	(233)	(672)	(649)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	2,841	2,588	2,841	2,588
Cumulative Preferred Stock
At beginning and end of period	37	37	37	37
Total Equity at End of Period	$13,656	$12,324	$13,656	$12,324
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
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: This standard updates guidance for capitalizing costs related to internal-use software development. The amendments remove references to the previous “project stage” model and clarify the threshold for when capitalization should begin, focusing on whether completion of the project is probable. The amendments are effective for annual and interim reporting periods beginning after December 15, 2027. The guidance may be applied on a prospective, retrospective, or modified transition basis. CMS Energy and Consumers will adopt the guidance upon the effective date. The standard will not have a material impact on CMS Energy’s or Consumers’ consolidated net income, cash flows, or financial position.
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
Service Restoration Cost Deferral: As a result of catastrophic storms in Consumers’ electric service territory, Consumers incurred significant service restoration costs during March 2026. In June 2026, Consumers filed with the MPSC an ex parte application requesting approval to defer, as a regulatory asset, operating and maintenance expenses associated with the storms, estimated to be $57 million. The

MPSC approved this request in August 2026 and directed Consumers to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset in its next electric rate case. At September 30, 2026, Consumers had a $57 million regulatory asset recorded associated with these costs.
J.H. Campbell Emergency Orders: In May 2025, before the planned closure of J.H. Campbell, the U.S. Secretary of Energy issued an emergency order under Section 202(c) of the Federal Power Act requiring J.H. Campbell to continue operating for 90 days, through August 20, 2025. Subsequently, the U.S. Secretary of Energy issued five additional emergency orders for 90 days each, currently requiring continued operation of J.H. Campbell through November 14, 2026. These orders stated that continued operation of J.H. Campbell was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and DOE regulations, the orders authorize Consumers to seek and obtain cost recovery at FERC.
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
From the date the first emergency order became effective through September 30, 2026, the amount Consumers expects to seek recovery from FERC associated with the emergency orders, including amounts already requested, is $303 million after applying MISO revenues of $344 million.
In January 2026, Consumers filed a request at FERC seeking recovery and allocation of the net financial impact of complying with the May 2025 emergency order, which was $42 million after applying MISO revenues of $78 million. FERC approval of this filing, which encompasses recovery sought by the joint owners of J.H. Campbell, remains pending. In July 2026, Consumers filed subsequent requests with FERC seeking recovery and allocation of the net financial impact of complying with the August 2025 and November 2025 emergency orders, which totaled $97 million after applying MISO revenues of $144 million. Consumers intends to seek recovery and allocation through FERC for additional emergency orders consistent with the recovery sought for the 2025 emergency orders. The ultimate financial impact remains subject to the outcome of the FERC proceedings and any future guidance or interpretation.
Following the May 2025 emergency order, several third-party stakeholders, including the Michigan Attorney General, the Organization of MISO States, and a group of environmental and public interest groups, asked the U.S. Secretary of Energy to reconsider the May 2025 emergency order. In July 2025, after the U.S. Secretary of Energy took no action on those requests, several parties filed petitions for review of the May 2025 emergency order in federal court. In September 2026, the D.C. Circuit Court of Appeals issued an order vacating the May 2025 emergency order, finding that the order was unlawful. The ruling addressed the original May 2025 order and did not invalidate subsequent 90‑day emergency orders. Consumers expects the DOE to appeal the D.C. Circuit Court of Appeals’ opinion. Third parties have initiated legal challenges to several subsequent DOE emergency orders, but the litigation of those orders is still underway.
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
At September 30, 2026, CMS Energy had a recorded liability of $47 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of 1 percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $59 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2026 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $3 million. At September 30, 2026, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $21 million and $57 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2026, Consumers had a recorded liability of $21 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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

The case against TAES went to trial before a jury and, in December 2025, the jury rendered a verdict in Consumers’ and DTE Electric’s favor. The jury found that TAES breached the parties’ contract and awarded damages of $383 million. The parties separately stipulated to $11 million in additional liquidated damages for late performance by TAES. These amounts are subject to pre- and post-judgment interest. In addition, the jury rejected TAES’ counterclaim, determining that Consumers and DTE Electric did not breach the contract. In September 2026, the court granted Consumers’ and DTE Electric’s motion for entry of a partial final judgment on the jury verdict and denied TAES’ and Toshiba’s motion for judgment as a matter of law and for a new trial. In October 2026, the court issued a judgment of approximately $485 million against TAES, of which $90 million reflects pre-judgment interest. TAES has filed a request to stay the judgment.
The parties are still engaged in post-verdict proceedings at the U.S. District Court and TAES may appeal the judgment; these processes could take two years or more to conclude with finality. Notwithstanding the favorable jury verdict for Consumers, the ultimate outcome remains subject to the related additional proceedings, which could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity. In addition, Consumers and DTE Electric are pursuing a claim against Toshiba under the parent guaranty, which allows for the recovery of legal costs in addition to damages; this claim remains pending and was bifurcated by the Court from the claims against TAES.
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
At September 30, 2026, Consumers had a recorded liability of $95 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2026 and in each of the next five years:

In Millions
	2026	2027	2028	2029	2030	2031
Remediation and other response activity costs	$1	$3	$33	$19	$3	$21
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten‑year period. At September 30, 2026, Consumers had a regulatory asset of $113 million related to the MGP sites.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2026:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements[1]	various	indefinite	$152	$—
Indemnity obligations from sale of membership interests in VIEs[2]	various	various	52	—
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to taxes. The maximum obligation amount is mostly related to an Equatorial Guinea tax claim.
2These obligations arose from the sale of membership interests in BG Solar Holdings and HL Solar Holdings to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For further details on NorthStar Clean Energy’s ownership interest in these entities, see Note 13, Variable Interest Entities.
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
4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the nine months ended September 30, 2026:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
NorthStar Clean Energy
Term loan[1]	$24	variable	April 2026	June 2031
Term loan[1]	90	variable	June 2026	June 2031
Construction financing agreement[2]	287	variable	March 2026	Five years after conversion date
Total NorthStar Clean Energy	$401
Consumers
First mortgage bonds	$850	5.125	May 2026	May 2036
First mortgage bonds	450	4.900	August 2026	August 2031
First mortgage bonds	450	6.100	August 2026	August 2056
Total Consumers	$1,750
Total CMS Energy	$2,151
1At completion of project construction, NorthStar Clean Energy converted construction financing agreements into term loans.
2At September 30, 2026, the amount outstanding under this construction financing agreement was $287 million. In October 2026, upon completion of certain project construction, NorthStar Clean Energy converted $55 million of these outstanding borrowings into a term loan and repaid $55 million. NorthStar Clean Energy expects to convert an additional $74 million of outstanding borrowings into a term loan and repay the remaining $103 million. Both term loans will mature five years after the final conversion date.

Retirements: Presented in the following table is a summary of major long-term debt retirements during the nine months ended September 30, 2026:

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

Credit Facilities: The following credit facilities with banks were available at September 30, 2026:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
Unsecured revolving credit facility, expiring November 2030[1]	$750	$—	$14	$736
Unsecured letter of credit facility, expiring September 2027	50	—	49	1
NorthStar Clean Energy
Secured revolving credit facility, expiring May 2028[2]	$300	$75	$151	$74
Secured letter of credit facility, expiring May 2029[3]	75	—	—	75
Secured letter of credit facility[4]	19	—	19	—
Secured letter of credit facility[5]	22	—	7	15
Consumers
Secured revolving credit facility, expiring November 2030[1,6]	$1,100	$—	$28	$1,072
Secured revolving credit facility, expiring November 2028[1,6]	300	—	—	300
Secured letter of credit facility, expiring May 2027[6]	100	—	67	33
Unsecured letter of credit facility, expiring March 2028	50	—	38	12
Unsecured letter of credit facility[7]	98	—	98	—
Unsecured letter of credit facility[7]	100	—	100	—
Unsecured letter of credit facility[7]	106	—	106	—
Unsecured letter of credit facility[7]	125	—	125	—
1There were no borrowings under this facility during the nine months ended September 30, 2026.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At September 30, 2026, the net book value of the pledged equity interests was $930 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default.
3This letter of credit facility is available to a subsidiary of NorthStar Clean Energy and is secured by development assets.
4The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy and is secured under term loans maturing in June 2031.
5The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy and is secured under a construction-to-term financing agreement. It will expire five years after the term conversion date.

6Obligations under these facilities are secured by first mortgage bonds of Consumers.
7Letters of credit issued under this uncommitted letter of credit facility have expiration dates with automatic renewal provisions.
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
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2026, there were no commercial paper notes outstanding under this program.
In December 2025, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term SOFR minus 0.100 percent. In March 2026, Consumers increased the limit at which it could borrow under the agreement to $750 million. At September 30, 2026, there were no outstanding borrowings under the agreement.
NorthStar Clean Energy’s Supplier Financing Program: Under a supplier financing program, NorthStar Clean Energy agrees to pay a bank that is acting as its payment agent the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. NorthStar Clean Energy is required to pay the bank for supplier invoices that have been confirmed as valid under the program in full within 180 days of the invoice date. NorthStar Clean Energy does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. NorthStar Clean Energy or the bank may terminate the supplier financing program agreement upon 30 days’ prior written notice to the other party. Obligations under this program, which are accounted for in accounts payable on CMS Energy’s consolidated balance sheets, were $46 million at September 30, 2026 and $78 million at December 31, 2025.
Dividend Restrictions: At September 30, 2026, payment of dividends by CMS Energy on its common stock was limited to $9.5 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2026, Consumers had $2.7 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the nine months ended September 30, 2026, Consumers paid $672 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock: In 2023, CMS Energy entered into an equity offering program under which it could sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions.
During the nine months ended September 30, 2026, CMS Energy entered into forward sale agreements for approximately 6.4 million shares at a weighted average initial forward price of $75.63 per share. During the same period, CMS Energy settled all of the remaining forward sale contracts under this program by issuing approximately 6.5 million shares at a weighted average price of $75.80 per share, resulting in net proceeds of $495 million. CMS Energy has fully utilized the program and does not have any remaining capacity available for future issuances under the 2023 equity offering program.
In May 2026, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $3 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. There have been no sales of securities under this program.
Under forward sales transactions, CMS Energy may either settle physically by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or settle net by delivering or receiving cash or shares. The initial forward price includes a deduction for commissions, is adjusted on a daily basis over the term of the contract based on an interest rate factor, and is reduced on certain dates by predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until a forward equity sale contract is settled. At September 30, 2026, CMS Energy had no outstanding forward equity sale contracts.
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

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Assets[1]
Cash equivalents	$88	$154	$—	$—
Restricted cash equivalents	102	106	68	86
Nonqualified deferred compensation plan assets	37	36	29	27
Derivative instruments	14	2	2	2
Total assets	$241	$298	$99	$115
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$37	$36	$29	$27
Derivative instruments	—	3	—	—
Total liabilities	$37	$39	$29	$27
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
Subsidiaries of NorthStar Clean Energy have entered into floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with interest payments on certain future long‑term variable-rate debt. The interest rate swaps economically hedge the future variability of interest payments on debt with a notional amount of $209 million. Gains on these swaps are reported in other income, while losses are reported in other expense on CMS Energy’s consolidated statements of income. For the three months ended September 30, 2026, CMS Energy recognized a gain of $12 million on these swaps, compared with a loss of less than $1 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, CMS Energy recognized a gain of $15 million, compared with a loss of $4 million for the nine months ended September 30, 2025. The fair value of these swaps recorded in other assets on CMS Energy’s consolidated balance sheets totaled $12 million at September 30, 2026, compared with a fair value recorded in other liabilities of $3 million at December 31, 2025.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Presented in the following table are CMS Energy’s assets, by level within the fair value hierarchy, reported at fair value on a nonrecurring basis during the three months ended September 30, 2026:

In Millions
	Level 1	Level 2	Level 3
Long-lived assets held for sale	$—	$—	$789
Equity method investments	—	—	18
During the three months ended September 30, 2026, NorthStar Clean Energy committed to plans to sell certain consolidated renewable energy projects. Upon classification as held for sale, NorthStar Clean Energy wrote down the long-lived assets to their fair value of $789 million.
As part of the divestment strategy, NorthStar Clean Energy also committed to plans to sell its investments accounted for under the equity method. NorthStar Clean Energy recognized an other-than-temporary impairment and wrote down its interests in non-consolidated VIEs expected to be sold to their fair value of $18 million.
The fair values were determined using definitive agreements, indicative bids received from prospective buyers, and other market information and may differ materially from actual proceeds received upon completion of the divestment. These valuations used unobservable inputs; therefore, they were classified within Level 3 of the fair value hierarchy. For additional information, see Note 14, Exit Activities and Asset Sales.

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

In Millions
	September 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$6	$5	$—	$—	$5	$7	$6	$—	$—	$6
Liabilities
Long-term debt[2]	19,995	17,748	1,839	14,174	1,735	18,757	17,645	2,042	13,663	1,940
Long-term payables[3]	5	5	—	—	5	7	7	—	—	7
Consumers
Assets
Long-term receivables[1]	$6	$5	$—	$—	$5	$7	$6	$—	$—	$6
Notes receivable – related party[4]	88	88	—	—	88	90	90	—	—	90
Liabilities
Long-term debt[5]	13,616	11,790	—	10,055	1,735	12,097	11,031	—	9,091	1,940
Long-term debt – related party	1,005	584	—	584	—	1,005	657	—	657	—
Long-term payables	1	1	—	—	1	2	2	—	—	2
1Includes current portion of long-term accounts receivable and notes receivable of $2 million at September 30, 2026 and $3 million at December 31, 2025.
2Includes current portion of long-term debt of $1.3 billion at September 30, 2026 and $950 million at December 31, 2025.
3Includes current portion of long-term payables of $1 million at September 30, 2026 and $2 million at December 31, 2025.
4Includes current portion of notes receivable – related party of $7 million at September 30, 2026 and December 31, 2025.

5Includes current portion of long-term debt of $464 million at September 30, 2026 and $573 million at December 31, 2025.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2026	2025	2026	2025	2026	2025	2026	2025
CMS Energy, including Consumers
Net periodic credit
Service cost	$6	$6	$18	$19	$2	$2	$6	$6
Interest cost	25	27	75	81	10	10	29	32
Expected return on plan assets	(60)	(57)	(179)	(171)	(31)	(27)	(93)	(83)
Amortization of:
Net loss	4	3	11	8	—	—	—	2
Prior service cost (credit)	—	1	2	3	(8)	(8)	(24)	(25)
Settlement loss	3	3	8	8	—	—	—	—
Net periodic credit	$(22)	$(17)	$(65)	$(52)	$(27)	$(23)	$(82)	$(68)
Consumers
Net periodic credit
Service cost	$6	$6	$18	$18	$2	$2	$6	$6
Interest cost	24	26	71	77	9	11	28	32
Expected return on plan assets	(57)	(54)	(169)	(162)	(29)	(26)	(87)	(78)
Amortization of:
Net loss	4	2	10	7	—	—	—	2
Prior service cost (credit)	—	1	2	3	(7)	(8)	(23)	(25)
Settlement loss	3	3	8	8	—	—	—	—
Net periodic credit	$(20)	$(16)	$(60)	$(49)	$(25)	$(21)	$(76)	$(63)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years. At September 30, 2026, CMS Energy, including Consumers, had deferred $8 million of pension credits and $10 million of OPEB credits under this mechanism related to 2026 expense. At September 30, 2025, CMS Energy, including Consumers, had deferred $1 million of pension costs and $7 million of OPEB credits under this mechanism related to 2025 expense.

8:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2026	2025
CMS Energy, including Consumers
Income tax expense at statutory rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal income tax effect[1]	7.4	6.4
Tax credits
Renewable energy tax credits	(12.5)	(5.7)
Other	(1.3)	(0.5)
Nontaxable or nondeductible items	0.6	0.3
Changes in unrecognized tax benefits[2]	5.3	0.7
Other adjustments
Taxes attributable to noncontrolling interests	15.8	1.2
TCJA excess deferred taxes	(8.1)	(3.5)
Property differences	(3.2)	(0.4)
Other, net	0.4	0.8
Effective tax rate	25.4%	20.3%
Consumers
Income tax expense at statutory rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal income tax effect[1]	4.5	5.8
Tax credits
Renewable energy tax credits	(3.7)	(3.3)
Other	(0.4)	(0.4)
Nontaxable or nondeductible items	0.2	0.3
Changes in unrecognized tax benefits[2]	1.8	0.6
Other adjustments
TCJA excess deferred taxes	(2.5)	(3.0)
Property differences	(1.0)	(0.3)
Effective tax rate	19.9%	20.7%

1    In June 2025, state deferred tax balances were increased by $12 million to reflect a change in Illinois tax law that establishes nexus for Consumers. The policy change is effective for tax years beginning January 1, 2026.
2    The change in unrecognized tax benefits was primarily associated with Consumers’ state income tax claim.
State Income Tax Claim: In February 2025, CMS Energy received an adverse ruling from the Michigan Tax Tribunal regarding the methodology of state apportionment for Consumers’ electricity sales to MISO. In March 2025, CMS Energy filed an appeal with the Michigan Court of Appeals. The Court issued an opinion in the appeal in February 2026, affirming the Michigan Tax Tribunal’s ruling. In June 2026, CMS Energy filed a request for leave to appeal the Michigan Court of Appeals’ decision to the Michigan Supreme Court. CMS Energy is currently awaiting the Court’s decision on whether to grant review.

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
9:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income (loss) from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2026	2025	2026	2025
Income available to common stockholders
Income (loss) from continuing operations	$(91)	$272	$282	$760
Less loss attributable to noncontrolling interests	(214)	(5)	(301)	(22)
Less preferred stock dividends	2	2	7	7
Income (loss) from continuing operations available to common stockholders – basic and diluted	$121	$275	$576	$775
Average common shares outstanding
Weighted-average shares – basic	312.9	299.7	309.9	298.8
Add dilutive nonvested stock awards	0.2	0.6	0.3	0.6
Add dilutive forward equity sale contracts	—	0.1	—	—
Add dilutive contingently convertible securities	0.1	—	0.2	—
Weighted-average shares – diluted	313.2	300.4	310.4	299.4
Income (loss) from continuing operations per average common share available to common stockholders
Basic	$0.39	$0.92	$1.86	$2.59
Diluted	0.39	0.92	1.86	2.59
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

10:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2026	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,769	$263	$—	$2,032
Other	—	—	138	138
Revenue recognized from contracts with customers	$1,769	$263	$138	$2,170
Financing income	3	1	—	4
Consumers alternative-revenue programs	2	—	—	2
Other	—	—	7	7
Total operating revenue – CMS Energy	$1,774	$264	$145	$2,183
Consumers
Consumers utility revenue
Residential	$915	$170		$1,085
Commercial	568	43		611
Industrial	223	7		230
Other	63	43		106
Revenue recognized from contracts with customers	$1,769	$263		$2,032
Financing income	3	1		4
Alternative-revenue programs	2	—		2
Total operating revenue – Consumers	$1,774	$264		$2,038
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Three Months Ended September 30, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,675	$233	$—	$1,908
Other	—	—	67	67
Revenue recognized from contracts with customers	$1,675	$233	$67	$1,975
Leasing income	—	—	41	41
Financing income	2	1	—	3
Consumers alternative-revenue programs	2	—	—	2
Total operating revenue – CMS Energy	$1,679	$234	$108	$2,021
Consumers
Consumers utility revenue
Residential	$842	$139		$981
Commercial	577	45		622
Industrial	204	6		210
Other	52	43		95
Revenue recognized from contracts with customers	$1,675	$233		$1,908
Financing income	2	1		3
Alternative-revenue programs	2	—		2
Total operating revenue – Consumers	$1,679	$234		$1,913
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements were accounted for as operating leases. In addition to fixed payments, these agreements had variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $28 million for the three months ended September 30, 2025.

In Millions
Nine Months Ended September 30, 2026	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,467	$1,891	$—	$6,358
Other	—	—	295	295
Revenue recognized from contracts with customers	$4,467	$1,891	$295	$6,653
Leasing income	—	—	64	64
Financing income	8	5	—	13
Consumers alternative-revenue programs	5	—	—	5
Other	—	—	7	7
Total operating revenue – CMS Energy	$4,480	$1,896	$366	$6,742
Consumers
Consumers utility revenue
Residential	$2,207	$1,339		$3,546
Commercial	1,483	399		1,882
Industrial	613	47		660
Other	164	106		270
Revenue recognized from contracts with customers	$4,467	$1,891		$6,358
Financing income	8	5		13
Alternative-revenue programs	5	—		5
Total operating revenue – Consumers	$4,480	$1,896		$6,376
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements were accounted for as operating leases. In addition to fixed payments, these agreements had variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $46 million for the nine months ended September 30, 2026.

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
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements were accounted for as operating leases. In addition to fixed payments, these agreements had variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $82 million for the nine months ended September 30, 2025.
Electric and Gas Utilities
Consumers Utility Revenue: Consumers recognizes revenue primarily from the sale of electric and gas utility services at tariff-based rates regulated by the MPSC. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. Consumers’ tariff-based sales performance obligations are described below.
•Consumers has performance obligations for the service of standing ready to deliver electricity or natural gas to customers, and it satisfies these performance obligations over time. Consumers recognizes revenue at a fixed rate as it provides these services. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by the MPSC through the ratemaking process and represent the stand-alone selling price of Consumers’ service to stand ready to deliver.
•Consumers has performance obligations for the service of delivering the commodity of electricity or natural gas to customers, and it satisfies these performance obligations upon delivery. Consumers recognizes revenue at a price per unit of electricity or natural gas delivered, based on the tariffs established by the MPSC. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by the MPSC through the ratemaking process and represent the stand-alone selling price of a bundled product comprising the commodity, electricity or natural gas, and the service of delivering such commodity.
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost less an allowance for uncollectible accounts. The allowance is increased for uncollectible accounts expense and decreased for account write-offs net of recoveries. CMS Energy and Consumers establish the allowance based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and reasonable and supportable forecasts. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. Accounts are written off when deemed uncollectible, which is generally when they become six months past due.
CMS Energy and Consumers recorded uncollectible accounts expense of $9 million for the three months ended September 30, 2026 and $10 million for the three months ended September 30, 2025. CMS Energy and Consumers recorded uncollectible accounts expense of $29 million for the nine months ended September 30, 2026 and $30 million for the nine months ended September 30, 2025.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $437 million at September 30, 2026 and $659 million at December 31, 2025.
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

11:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	September 30, 2026	December 31, 2025
CMS Energy, including Consumers
Cash and cash equivalents	$451	$509
Restricted cash and cash equivalents	102	106
Current assets held for sale	26	—
Cash and cash equivalents, including restricted amounts – CMS Energy	$579	$615
Consumers
Cash and cash equivalents	$257	$25
Restricted cash and cash equivalents	68	86
Cash and cash equivalents, including restricted amounts – Consumers	$325	$111
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
Current Assets Held for Sale: During the three months ended September 30, 2026, NorthStar Clean Energy committed to plans to sell certain consolidated renewable energy projects. Accordingly, the cash and cash equivalents of the projects to be sold are presented as held for sale on CMS Energy’s consolidated balance sheet at September 30, 2026. For additional information, see Note 14, Exit Activities and Asset Sales.

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

In Millions
Three Months Ended September 30, 2026	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,774		$264		$145	$2,183	$—	$2,183
Operating expenses
Power supply cost[1]	677		—		85	762	—	762
Cost of gas sold	—		43		2	45	—	45
Maintenance and other operating expenses	256		106		555	917	3	920
Depreciation and amortization	251		37		10	298	—	298
General taxes	85		23		3	111	—	111
Total operating expenses	1,269		209		655	2,133	3	2,136
Operating Income (Loss)	505		55		(510)	50	(3)	47
Other income (expense)	46		26		(19)	53	1	54
Interest charges	87		61		2	150	64	214
Income (Loss) Before Income Taxes	464		20		(531)	(47)	(66)	(113)
Income tax expense (benefit)	65		7		(124)	(52)	30	(22)
Income (Loss) From Continuing Operations	399		13		(407)	5	(96)	(91)
Other segment items[2]	—		—		214	214	(2)	212
Net Income (Loss) Available to Common Stockholders	$399		$13		$(193)	$219	$(98)	$121
Property, plant, and equipment, gross	$23,383	[3]	$14,975	[3]	$916	$39,274	$26	$39,300
Total assets	24,309	[3]	14,738	[3]	2,415	41,462	221	41,683
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended September 30, 2026	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,774		$264		$2,038	$—	$2,038
Operating expenses
Power supply cost[1]	677		—		677	—	677
Cost of gas sold	—		43		43	—	43
Maintenance and other operating expenses	256		106		362	—	362
Depreciation and amortization	251		37		288	—	288
General taxes	85		23		108	—	108
Total operating expenses	1,269		209		1,478	—	1,478
Operating Income	505		55		560	—	560
Other income	46		26		72	—	72
Interest charges	87		61		148	1	149
Income (Loss) Before Income Taxes	464		20		484	(1)	483
Income tax expense	65		7		72	20	92
Net Income (Loss)	399		13		412	(21)	391
Other segment items[2]	—		—		—	—	—
Net Income (Loss) Available to Common Stockholder	$399		$13		$412	$(21)	$391
Property, plant, and equipment, gross	$23,383	[3]	$14,975	[3]	$38,358	$23	$38,381
Total assets	24,362	[3]	14,778	[3]	39,140	64	39,204
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
2Other segment items reflect loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended September 30, 2025	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,679		$234		$1,913	$—	$1,913
Operating expenses
Power supply cost[1]	624		—		624	—	624
Cost of gas sold	—		40		40	—	40
Maintenance and other operating expenses	285		103		388	—	388
Depreciation and amortization	239		35		274	—	274
General taxes	81		23		104	—	104
Total operating expenses	1,229		201		1,430	—	1,430
Operating Income	450		33		483	—	483
Other income (expense)	34		22		56	(1)	55
Interest charges	92		53		145	—	145
Income (Loss) Before Income Taxes	392		2		394	(1)	393
Income tax expense	66		2		68	11	79
Net Income (Loss)	326		—		326	(12)	314
Other segment items[2]	—		—		—	—	—
Net Income (Loss) Available to Common Stockholder	$326		$—		$326	$(12)	$314
Property, plant, and equipment, gross	$21,095	[3]	$13,890	[3]	$34,985	$36	$35,021
Total assets	21,972	[3]	13,762	[3]	35,734	46	35,780
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

Presented in the following tables is financial information by segment:

In Millions
Nine Months Ended September 30, 2026	Electric Utility	Gas Utility	NorthStar Clean Energy	Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$4,480	$1,896	$366	$6,742	$—	$6,742
Operating expenses
Power supply cost[1]	1,794	—	232	2,026	—	2,026
Cost of gas sold	—	659	4	663	—	663
Maintenance and other operating expenses	841	366	615	1,822	10	1,832
Depreciation and amortization	720	261	37	1,018	—	1,018
General taxes	242	150	9	401	1	402
Total operating expenses	3,597	1,436	897	5,930	11	5,941
Operating Income (Loss)	883	460	(531)	812	(11)	801
Other income (expense)	135	72	(9)	198	6	204
Interest charges	256	175	8	439	188	627
Income (Loss) Before Income Taxes	762	357	(548)	571	(193)	378
Income tax expense (benefit)	115	97	(112)	100	(4)	96
Income (Loss) From Continuing Operations	647	260	(436)	471	(189)	282
Other segment items[2]	(1)	—	302	301	(7)	294
Net Income (Loss) Available to Common Stockholders	$646	$260	$(134)	$772	$(196)	$576
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect loss attributable to noncontrolling interests and preferred stock dividends.

In Millions
Nine Months Ended September 30, 2026	Electric Utility	Gas Utility	Segments Total	Other Reconciling Items	Consolidated
Consumers
Operating revenue	$4,480	$1,896	$6,376	$—	$6,376
Operating expenses
Power supply cost[1]	1,794	—	1,794	—	1,794
Cost of gas sold	—	659	659	—	659
Maintenance and other operating expenses	841	366	1,207	—	1,207
Depreciation and amortization	720	261	981	—	981
General taxes	242	150	392	—	392
Total operating expenses	3,597	1,436	5,033	—	5,033
Operating Income	883	460	1,343	—	1,343
Other income	135	72	207	—	207
Interest charges	256	175	431	1	432
Income (Loss) Before Income Taxes	762	357	1,119	(1)	1,118
Income tax expense	115	97	212	11	223
Net Income (Loss)	647	260	907	(12)	895
Other segment items[2]	(1)	—	(1)	—	(1)
Net Income (Loss) Available to Common Stockholder	$646	$260	$906	$(12)	$894
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect preferred stock dividends.

In Millions
Nine Months Ended September 30, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy	Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$4,337	$1,670	$299	$6,306	$—	$6,306
Operating expenses
Power supply cost[1]	1,707	—	198	1,905	—	1,905
Cost of gas sold	—	545	4	549	—	549
Maintenance and other operating expenses	806	331	73	1,210	8	1,218
Depreciation and amortization	682	243	39	964	—	964
General taxes	227	142	9	378	—	378
Total operating expenses	3,422	1,261	323	5,006	8	5,014
Operating Income (Loss)	915	409	(24)	1,300	(8)	1,292
Other income	97	64	7	168	81	249
Interest charges	263	152	(2)	413	175	588
Income (Loss) Before Income Taxes	749	321	(15)	1,055	(102)	953
Income tax expense (benefit)	131	83	(7)	207	(14)	193
Income (Loss) From Continuing Operations	618	238	(8)	848	(88)	760
Other segment items[2]	(1)	—	23	22	(7)	15
Net Income (Loss) Available to Common Stockholders	$617	$238	$15	$870	$(95)	$775
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect loss attributable to noncontrolling interests and preferred stock dividends.

In Millions
Nine Months Ended September 30, 2025	Electric Utility	Gas Utility	Segments Total	Other Reconciling Items	Consolidated
Consumers
Operating revenue	$4,337	$1,670	$6,007	$—	$6,007
Operating expenses
Power supply cost[1]	1,707	—	1,707	—	1,707
Cost of gas sold	—	545	545	—	545
Maintenance and other operating expenses	806	331	1,137	—	1,137
Depreciation and amortization	682	243	925	—	925
General taxes	227	142	369	—	369
Total operating expenses	3,422	1,261	4,683	—	4,683
Operating Income	915	409	1,324	—	1,324
Other income	97	64	161	—	161
Interest charges	263	152	415	1	416
Income (Loss) Before Income Taxes	749	321	1,070	(1)	1,069
Income tax expense	131	83	214	7	221
Net Income (Loss)	618	238	856	(8)	848
Other segment items[2]	(1)	—	(1)	—	(1)
Net Income (Loss) Available to Common Stockholder	$617	$238	$855	$(8)	$847
1Power supply costs reflect fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items reflect preferred stock dividends.
13:    Variable Interest Entities
In June 2026, NorthStar Clean Energy sold a Class A membership interest in HL Solar Holdings to a tax equity investor. HL Solar Holdings is the holding company of:
•a 100‑MW solar generation project in St. Clair County, Michigan, which achieved commercial operation in August 2026
•a 120‑MW solar generation project in Hart Township, Michigan, which achieved commercial operation in October 2026
The nameplate capacity of both projects has been committed under long-term renewable energy purchase agreements. During the nine months ended September 30, 2026, the tax equity investor contributed $24 million and recognized deemed contributions of $166 million associated with the projects being placed into service for tax purposes. In October 2026, the tax equity investor contributed $34 million and will contribute additional amounts in late 2026.
NorthStar Clean Energy consolidates this and other entities that it does not wholly own, but for which it manages and controls the entities’ operating activities. NorthStar Clean Energy is the primary beneficiary of these entities because it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. NorthStar Clean Energy is pursuing the sale of several of these entities and has classified their assets and liabilities as held for sale. For additional details of these entities, see Note 14, Exit Activities and Asset Sales.
Presented in the following table is information about the VIEs NorthStar Clean Energy consolidates and plans to hold going forward:

Consolidated VIE	NorthStar Clean Energy’s ownership interest	Description of VIE
BG Solar Holdings[1]	Class B membership interest	Holding company of a 200-MW solar generation project in Branch County, Michigan
HL Solar Holdings	Class B membership interest	Holding company of a 100‑MW solar generation project in St. Clair County, Michigan, and a 120‑MW solar generation project in Hart Township, Michigan
1During 2025, the tax equity investor contributed $15 million and recognized a deemed contribution of $35 million associated with BG Solar Holdings’ sale of investment tax credits related to a portion of the project placed into service for tax purposes in 2025. The remaining portion of the project was placed into service for tax purposes during 2026, and the tax equity investor recognized a deemed contribution of $87 million. In June 2026, the project achieved commercial operation and the tax equity investor contributed an additional $56 million.
For each of these VIEs, the Class A membership interest in the entity is held by a tax equity investor and is presented as noncontrolling interest on CMS Energy’s consolidated balance sheets. Under the associated limited liability company agreement, the tax equity investor is guaranteed preferred returns from the entity. Earnings, tax attributes, and cash flows generated by those entities are allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company agreements; these ratios change over time and are not representative of the ownership interest percentages of each membership class. Since these entities’ income and cash flows are not distributed among their investors based on ownership interest percentages, NorthStar Clean Energy allocates the entities’ income (loss) among the investors by applying the hypothetical liquidation at book value method. This method calculates each investor’s earnings based on a hypothetical liquidation of the entities at the net book value of underlying assets as of the balance sheet date. The liquidation tax gain (loss) is allocated to each investor’s capital account, resulting in income (loss) equal to the period change in the investor’s capital account balance.

Presented in the following table are the carrying values of assets and liabilities associated with consolidated VIEs included on CMS Energy’s consolidated balance sheets:

In Millions
	September 30, 2026	December 31, 2025
Current
Cash and cash equivalents	$13	$20
Restricted cash and cash equivalents	33	19
Accounts receivable	167	42
Assets held for sale	39	—
Prepayments and other current assets	—	5
Non-current
Plant, property, and equipment, net	594	1,037
Construction work in progress	246	357
Assets held for sale	686	—
Other non-current assets	22	5
Total assets[1]	$1,800	$1,485
Current
Current portion of long-term debt and finance leases	$155	$65
Accounts payable	23	29
Liabilities held for sale	11	—
Non-current
Long-term debt	130	118
Non-current portion of finance leases	29	39
AROs	9	38
Liabilities held for sale	59	—
Other non-current liabilities	4	3
Total liabilities	$420	$292
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
Consumers’ wholly owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise non-current regulatory assets and long-term debt. The carrying value of the regulatory assets on Consumers’ consolidated balance sheets was $458 million at September 30, 2026 and $549 million at December 31, 2025. The carrying value of securitization bonds on Consumers’ consolidated balance sheets was $479 million at September 30, 2026 and $585 million at December 31, 2025.

14:    Exit Activities and Asset Sales
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
Presented in the following table is a reconciliation of the retention benefit liability recorded in other current liabilities on Consumers’ consolidated balance sheets:

In Millions
Nine Months Ended September 30	2026	2025	[1]
Retention benefit liability at beginning of period	$2	$14
Costs deferred as a regulatory asset[2]	11	4
Costs paid or settled	(11)	—
Retention benefit liability at the end of the period	$2	$18
1Includes amounts associated with a retention incentive program established in connection with the planned retirement of J.H. Campbell in May 2025. Final payments under this program were made in November 2025.
2Includes $4 million for the three months ended September 30, 2026 and $1 million for the three months ended September 30, 2025.
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
In September 2026, Consumers extended its waiver of the statutory deadline applicable to the proceeding to provide additional time for discussions among the parties regarding potential resolution of outstanding matters, resulting in an anticipated MPSC order in November 2026.
In Consumers’ most recent electric rate cases, the MPSC has approved deferred accounting treatment for costs of owning and operating the hydroelectric dams pending and until completion of the transaction. At September 30, 2026, the net book value of the hydroelectric facilities was immaterial.

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
NorthStar Clean Energy Strategic Divestments: In July 2026, the CMS Energy Board of Directors approved a plan to divest certain renewable projects owned by NorthStar Clean Energy and to exit non‑utility renewables development. The projects included in the planned divestment are primarily non‑Michigan-based renewable generation projects.
CMS Energy launched a sales process for these projects. Certain sales have been completed or are subject to definitive agreements, and CMS Energy is in various stages of negotiations with potential buyers for the remaining projects. At September 30, 2026, the criteria for classification as held for sale were met for four individual disposal groups associated with the planned divestment. Accordingly, the related assets and liabilities were classified as held for sale on CMS Energy’s consolidated balance sheet at September 30, 2026.
Upon classification as held for sale, each disposal group was measured at the lower of its carrying amount or fair value less costs to sell. The determination of fair value less costs to sell required judgment and included definitive agreements, indicative bids received from prospective buyers, and other market information, adjusted as necessary for estimated costs to sell. CMS Energy recognized aggregate impairment charges of $454 million for the three and nine months ended September 30, 2026, of which $102 million was attributable to noncontrolling interests, that were recorded in NorthStar Clean Energy impairment, disposal, and exit costs on CMS Energy’s consolidated statements of income. The impairment charges reflected the amount by which the carrying amounts of the disposal groups exceeded their respective estimated fair values less costs to sell.
Additionally, CMS Energy completed the sale of a 24-MW solar facility located in Delta Township, Michigan, to an unrelated party during the third quarter of 2026. The sale resulted in a loss of $15 million, which was recorded in NorthStar Clean Energy impairment, disposal, and exit costs on CMS Energy’s consolidated statements of income.

At September 30, 2026, the assets and liabilities classified as held for sale consisted of the following:

In Millions
September 30, 2026
Assets
Current
Cash and cash equivalents	$26
Accounts receivable and other current assets	17
Total current assets	$43
Non‑current
Plant, property, and equipment, net	$693
Construction work in progress	76
Other non‑current assets	14
Total non‑current assets	$783
Total assets	$826
Liabilities
Current
Accounts payable and other current liabilities	$14
Total current liabilities	$14
Non‑current
Non-current portion of finance leases	$52
AROs	35
Total non‑current liabilities	$87
Total liabilities	$101
Certain of the entities held for sale are not wholly owned by NorthStar Clean Energy and are VIEs. As the primary beneficiary of these entities, NorthStar Clean Energy consolidates these entities and the remaining ownership interest is presented as noncontrolling interest on CMS Energy’s consolidated balance sheet. The noncontrolling interest associated with these consolidated VIEs held for sale totaled $479 million at September 30, 2026, before the attribution of $102 million of the impairment loss to the noncontrolling interest. NorthStar Clean Energy is obligated under certain indemnities, with varying durations, that protect the noncontrolling interests against losses incurred as a result of breaches of representations and warranties under the associated membership agreements. At September 30, 2026, the maximum obligation associated with these indemnifications was $180 million, and no amount has been recorded.
CMS Energy expects to complete the divestment within 12 months of the date the disposal groups were classified as held for sale, subject to negotiating contractual terms with third parties, regulatory approvals, and other customary closing conditions. Because the sales process remains ongoing and is subject to market conditions and transaction-specific factors, the losses recognized upon completion of the sales could differ from the impairment charges recorded for the three and nine months ended September 30, 2026.

Presented in the following table are the expenses comprising NorthStar Clean Energy impairment, disposal, and exit costs on CMS Energy’s consolidated statements of income:

In Millions
Three and Nine Months Ended September 30	2026
Impairment of long-lived assets held for sale[1]	$454
Loss on sale of long-lived assets	15
Contract termination costs[2]	33
Retention and severance[3]	7
Other exit costs	16
NorthStar Clean Energy impairment, disposal, and exit costs	$525
1Includes $102 million attributable to noncontrolling interests.
2Includes breakage fees associated with development and equipment purchase contracts. Breakage fees incurred were reported as other current liabilities on CMS Energy’s consolidated balance sheet at September 30, 2026. Additional contract termination costs associated with the divestment strategy are not expected to be significant.
3The aggregate cost of the retention incentive and severance program is estimated to be $10 million and is expected to be substantially completed by December 31, 2026. Retention and severance amounts incurred to date were reported as other current liabilities on CMS Energy’s consolidated balance sheet at September 30, 2026.
As part of the divestment strategy, CMS Energy also plans to sell its non-consolidated VIEs, which are accounted for using the equity method and included in investments on CMS Energy’s consolidated balance sheets. CMS Energy determined that declines in the fair values of non-consolidated VIEs below their respective carrying amounts were other than temporary. Accordingly, CMS Energy recognized impairment charges of $33 million for the three and nine months ended September 30, 2026. The impairment charges reduced the carrying amounts of the affected investments to their estimated fair values and were recorded in NorthStar Clean Energy impairment of equity method investments on CMS Energy’s consolidated statements of income. The non-consolidated VIEs are reflected in investments on CMS Energy’s consolidated balance sheets in the amount of $18 million at September 30, 2026 and $54 million at December 31, 2025.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2026 to July 31, 2026	7	$77.73	—	—
August 1, 2026 to August 31, 2026	178	71.11	—	—
September 1, 2026 to September 30, 2026	—	—	—	—
Total	185	$71.36	—	—
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
157th Supplemental Indenture dated as of August 4, 2026, between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed August 4, 2026, and incorporated herein by reference)

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

CMS ENERGY CORPORATION

Dated: October 27, 2026	By:	/s/ Srikanth Maddipati
Srikanth Maddipati
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 27, 2026	By:	/s/ Srikanth Maddipati
Srikanth Maddipati
Executive Vice President and Chief Financial Officer